Form 10-Q
period 2011-03-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2011-05-10
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-169355

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3279039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No The registrant’s registration statement on Form S-11, as amended ( SEC File No. 333-169355), was declared effective on March 17, 2011. This is the first report required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on April 30, 2011 was 20,000 shares.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

BALANCE SHEETS
	March 31, 2011	December 31,
	(Unaudited)	2010
ASSETS

Cash	$189	$696
Deferred offering costs	—	1,155,559
Total assets	$189	$1,156,255

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$1,601,965	$956,255

Preferred stock, $0.01 par value, 50,000,000 and none authorized at March 31, 2011 and December 31, 2010, respectively, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000 shares authorized at March 31, 2011 and December 31, 2010, respectively, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	(1,586,288)	199,800
Accumulated deficit during the development phase	(15,688)	—
Total stockholders’ equity (deficit)	(1,601,776)	200,000
Total liabilities and stockholders’ equity (deficit)	$189	$1,156,255

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2011	For the Period from July 29, 2010 (date of inception) to March 31, 2011
Revenues	$—	$—
Expenses:
General and administrative	15,688	15,688
Total expenses	15,688	15,688
Net loss	$(15,688)	$(15,688)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Accumulated Deficit
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, July 29, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	200,000
Balance, December 31, 2010	20,000	200	199,800	—	200,000
Offering costs	—	—	(1,786,088)	—	(1,786,088)
Net loss	—	—	—	(15,688)	(15,688)
Balance, March 31, 2011	20,000	$200	$(1,586,288)	$(15,688)	$(1,601,776)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2011	For the Period from July 29, 2010 (date of inception) to March 31, 2011
Cash flows from operating activities:
Net loss	$(15,688)	$(15,688)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	15,525	15,525
Net cash used in operating activities	(163)	(163)
Cash flows from financing activities:
Payments of offering costs	(344)	(199,648)
Proceeds from issuance of common stock	—	200,000
Net cash provided by (used in) financing activities	(344)	352
Net change in cash	(507)	189
Cash, beginning of period	696	—
Cash, end of period	$189	$189

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1 — Organization and Proposed Business Operations

American Realty Capital — Retail Centers of America, Inc. (the “Company”), incorporated on July 29, 2010, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011.  On March 17, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share (exclusive of 25.0 million shares available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 20,000 shares of common stock to American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital IV, LLC (the “Sponsor”) on September 10, 2010, at $10.00 per share.

The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Retail Advisor, LLC (the “Advisor”), is the Company’s affiliated advisor. As of the date of these financial statements, the Company has neither purchased nor contracted to purchase any real estate investments.

Substantially all of the Company’s business will be conducted through American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company will be the sole general partner and holder of 99.00% of the units of the OP. Additionally, the Advisor expects to contribute $2,000 to the OP in exchange for 1.0% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has retained the Advisor pursuant to an Advisory Agreement (the “Advisory Agreement”) to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO pursuant to the Dealer Manager Agreement (the “Dealer Manager Agreement”). The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor under the Advisory Agreement for the performance of these real estate-related services.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements as of December 31, 2010 and the period from July 29, 2010 to December 31, 2010, which are included in the Registration Statement filed with the SEC on March 15, 2011.  There have been no significant changes to these policies during the three months ended March 31, 2011 other than the updates described below.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations.  As of March 31, 2011, the Company had not reached such threshold, purchased any properties or earned any income.

Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock as discussed in Note 1 — Organization and Proposed Business Operations.  These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. As of December 31, 2010, such costs totaled $1,155,559 and were included in deferred offering costs in the accompanying balance sheet.  On March 17, 2011, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company.  Such organization and offering costs included in stockholders’ equity at March 31, 2011 totaled $1,786,088, and include all expenses incurred by the Company in connection with its IPO.  These costs will be charged to expense if the IPO is not completed.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 3 – Related Party Transactions and Arrangements).

Note 3 — Related Party Transactions and Arrangements

The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. All of the Company’s outstanding common stock is held by an entity wholly owned by the Sponsor. As of March 31, 2011 and December 31, 2010 the Company had payables to affiliated entities of $517,400 and $291,500, respectively, and payables to the Advisor and the Dealer Manager of $480,000 and $214,202, respectively, for services relating to the IPO and offering costs paid on behalf of the Company.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 4 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 5 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 6 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2011 and December 31, 2010, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of March 31, 2011 and December 31, 2010, there were no shares issued to independent directors under the RSP.

Note 7 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the disclosures to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital – Retail Centers of America, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital – Retail Centers of America, Inc., a Maryland corporation, and, as required by context, to American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. American Realty Capital – Retail Centers of America, Inc. is externally managed by American Realty Capital Retail Advisors, LLC (the “Advisor”), a Delaware limited liability company.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the “IPO”), which commenced on March 17, 2011, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the United States credit markets.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act and thus subject to regulation under the Investment Company Act.

Overview

We were incorporated on July 29, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On March 17, 2011, we commenced our IPO on a “best efforts” reasonable basis of up to 150.0 million shares of common stock, $0.01 par value per share (exclusive of 25.0 million shares available pursuant to our distribution reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 20,000 shares of common stock to American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital IV, LLC (the “Sponsor”) on September 10, 2010, at $10.00 per share.

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.

Substantially all of our business will be conducted through the OP. We will be the sole general partner and holder of 99.00% of the units of the OP. Additionally, the Advisor expects to contribute $2,000 to the OP in exchange for 1.0% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have retained the Advisor pursuant to the Advisory Agreement (the “Advisory Agreement”) to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which the Service Provider agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO pursuant to the Dealer Manager Agreement, dated (the “Dealer Manager Agreement”). The Advisor and Dealer Manager will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager  will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor under our Advisory Agreement for the performance of these real estate-related services.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with our IPO. Organization and offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs will be charged to expense if the IPO is not completed.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, we are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the offering.

Revenue Recognition

Upon the acquisition of real estate, certain properties may have leases where minimum rent payments increase during the term of the lease. We will record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases will be considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred, as applicable.

Our revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates.

We will review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.

Real Estate Investments

Upon the acquisition of properties, we will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation will be computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, seven years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets.

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold will be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold will be designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, we will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property or properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Allocation of Purchase Price of Acquired Assets

We will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets will include land, buildings, fixtures and tenant and land improvements on an as-if vacant basis. We will utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets will include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

Amounts allocated to land, buildings, improvements and fixtures will be based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in our portfolio. Depreciation will be computed using the straight-line method over the estimated lives of forty years for buildings, five to fifteen years for land improvements and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of  in-place lease intangibles will include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We also estimate costs to execute a similar lease including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place lease and management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles will be amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option will be determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, will be measured based our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values will include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective lease. The value of customer relationship intangibles, as applicable, will be amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also will consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Selected Financial Data

The following selected financial data as of March 31, 2011 and for the period from July 29, 2010 (date of inception) to March 31, 2011 should be read in conjunction with the accompanying financial statements and related notes thereto and “Results of Operations” below:
As of March 31, 2011 and for the Period from July 29, 2010 (date of inception) to March 31, 2011
Balance sheet data:
Cash	$189
Total assets	189
Accounts payable and accrued expenses	1,601,965
Total stockholders’ deficit	(1,601,776)
Other data:
Net loss	(15,688)
Cash flow used in operating activities	(163)
Cash flow provided by financing activities	352

Results of Operations

As of March 31, 2011, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Liquidity and Capital Resources

We are offering and selling to the public in our IPO up to 150.0 million shares of our common stock, $0.01 par value per share, at $10.00 per share (subject to certain volume and other discounts). We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our distribution reinvestment plan pursuant to which our stockholders may elect to have distributions reinvested in additional shares of our common stock at $9.50 per share.

As of the date of this Form 10-Q, we have not yet commenced active operations. Subscription proceeds will be released to us from escrow after the minimum offering is raised and will be applied to investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

Further, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property or other asset. The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association (“NASAA”) REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds, however, we may fund distributions from unlimited amounts of any source. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances or contributions from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not secured any source of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Distributions

As of March 31, 2011 we have not commenced active operations.  Therefore, we have not had any income, cash flow provided from operations or funds available for distribution, nor have we declared any distributions or issued any shares to the public. We intend to accrue and pay distributions on a regular basis beginning 30 days after we make our first real estate investment. We intend to fund such distributions from cash flow from operations, however, if we are unable to do so, we may fund distributions from an unlimited amount of any source as described above in — “Liquidity and Capital Resources.” Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must make distributions annually equal to at least 90% of our “REIT taxable income” (excluding net capital gains), determined without regard to the deduction of dividends paid.

Dilution

In connection with our ongoing offering of common stock, we are providing information about out net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets, less intangible assets,  (2) minus total liabilities, less intangible liabilities (3) divided by the total number of shares of common stock outstanding.  It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. The calculation does not include intangible assets. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share.  It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of March 31, 2011 and December 31, 2010, our net tangible book value per share was not meaningful because we had issued no shares to third party investors nor have we purchased any properties. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at March 31, 2011 and December 31, 2010 was $10.00.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

 Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2011.

Inflation

We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital IV, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 3 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of the date of this Form 10-Q, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

 Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement dated March 17, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

Unregistered Sales of Equity Securities

In connection with our organization, American Realty Capital Retail Special Limited Partnership, LLC purchased from us 20,000 common shares for $10.00 per share, for an aggregate purchase price of $200,000, on September 10, 2010. We made a capital contribution to American Realty Capital Retail Operating Partnership, L.P., our operating partnership, in the amount of $200,000 in exchange for 20,000 general partner units of the operating partnership. We expect that our Advisor also will make a capital contribution to our operating partnership in the amount of $2,000 in exchange for 200 limited partner units of the operating partnership. The 200 limited partner units that will be issued to our Advisor may be exchanged for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. No sales commission or other consideration will be paid in connection with such sales, which will be consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(2) of the Securities Act as transactions not involving any public offering.

Use of Proceeds

The SEC declared our Registration Statement filed in connection with our IPO effective on March 17, 2011. We registered a total of 150.0 million shares of common stock at a price of $10.00 per share, exclusive of 25.0 million shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan, for an aggregate offering amount of $1.5 billion (subject to certain volume and other discounts).  Pursuant to the terms of the IPO, we must receive proceeds of $2.0 million in connection with the sale of our common stock in order to break escrow.  As of March 31, 2011, we had not reached such threshold and accordingly had not broken escrow.

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Realty Capital – Retail Centers of America, Inc.

By:	/s/ Nicholas S. Schorsch

Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).