Form 10-Q
period 2011-09-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2011-11-10
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-169355

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3279039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15 th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on October 31, 2011 was 20,000 shares.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2011and the period from July 29, 2010 (date of inception) to September 30, 2011 and 2010 (Unaudited)	4
Consolidated Statement of Stockholders’ Equity (Deficit) for the period from July 29, 2010 (date of inception) to September 30, 2011 (Unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and the period from July 29, 2010 (date of inception) to September 30, 2011 and 2010 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Reserved	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash	$—	$1
Prepaid expenses and other assets	20	—
Deferred offering costs	—	1,155
Total assets	$20	$1,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$2,774	$956

Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2011; none authorized, issued or outstanding at December 31, 2011	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000 shares authorized, 29,000 and 20,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	(2,550)	200
Accumulated deficit during the development phase	(204)	—
Total stockholders’ equity (deficit)	(2,754)	200
Total liabilities and stockholders’ equity (deficit)	$20	$1,156

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	For the Period from July 29, 2010 (date of inception) to September 30, 2010	For the Period from July 29, 2010 (date of inception) to September 30, 2011
Revenues	$—	$—	$—	$—
Expenses:
General and administrative	89	204	—	204
Total expenses	89	204	—	204
Net loss	$(89)	$(204)	$—	$(204)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except for share data)
(Unaudited)

				Accumulated
				Deficit
				During the
	Common stock		Additional	Development
	Number of Shares	Par Value	Paid-in Capital	Stage	Total
Balance, July 29, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200
Balance, December 31, 2010	20,000	—	200	—	200
Offering costs	—	—	(2,760)	—	(2,760)
Issuance of restricted stock	9,000	—	—	—	—
Amortization of restricted stock	—	—	10	—	10
Net loss	—	—	—	(204)	(204)
Balance, September 30, 2011	29,000	$—	$(2,550)	$(204)	$(2,754)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2011	For the Period from July 29, 2010 (date of inception) to September 30, 2010	For the Period from July 29, 2010 (date of inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(204)	$—	$(204)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of restricted shares	10	—	10
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(20)	—	(20)
Increase in accounts payable and accrued expenses	80	—	80
Net cash used in operating activities	(134)	—	(134)
Cash flows from financing activities:
Proceeds from affiliate	1,138	—	1,138
Payments of offering costs	(1,005)	(115)	(1,204)
Proceeds from issuance of common stock	—	200	200
Net cash provided by financing activities	133	85	134
Net change in cash	(1)	85	—
Cash, beginning of period	1	—	—
Cash, end of period	$—	85	$—

 The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 — Organization and Proposed Business Operations

  American Realty Capital — Retail Centers of America, Inc. (the “Company”), incorporated on July 29, 2010, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011.  On March 17, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share (exclusive of 25.0 million shares available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 20,000 shares of common stock to American Realty Capital Retail Special Limited Partnership, LLC (the” Special Limited Partner”), an entity wholly owned by American Realty Capital IV, LLC (the “Sponsor”) on September 10, 2010, at $10.00 per share.

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

Substantially all of the Company’s business will be conducted through American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 99.01% of the units of the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2011 and the period from July 29, 2010 to September 30, 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and for the period from July 29, 2011 to December 31, 2010, which are included in the Company’s Registration Statement.  There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2011 other than the updates described below.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations.  As of September 30, 2011, the Company had not reached such threshold, purchased any properties or earned any income.  Accordingly earnings per share has not been computed as it is deemed not material.

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

Organization, Offering, and Related Costs

  Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company.  Such organization and offering costs included in stockholders’ equity at September 30, 2011 totaled approximately $2.8 million, and include all expenses incurred by the Company in connection with its IPO as of such date.  These costs will be charged to expense if the IPO is not completed.  These costs include, but are not limited to, (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 3 – Related Party Transactions and Arrangements).

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 — Related Party Transactions and Arrangements

All of the Company’s outstanding common stock is held by the Special Limited Partner, an entity wholly owned by the Sponsor. The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of September 30, 2011 and December 31, 2010 the Company had payables to affiliated entities of approximately $1.1 million and $0.3 million, respectively.  The Company had accrued expenses and payables to the Advisor and the Dealer Manager of approximately $1.1 million and $0.2 million as of September 30, 2011 and December 31, 2010, respectively, for services relating to the IPO and offering costs paid on behalf of the Company.  The Company is responsible for offering and other costs up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Note 6 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of September 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

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

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2011, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $5,000 and $10,000 for the three and nine months ended September 30, 2011, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Substantially all of our business will be conducted through the OP. We are the sole general partner and holder of 99.01% of the limited partner interests in the OP (“OP Units”). Additionally, the Advisor contributed $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

Selected Financial Data

The following selected financial data as of September 30, 2011 and for the period from July 29, 2010 (date of inception) to September 30, 2011 should be read in conjunction with the accompanying financial statements and related notes thereto and “Results of Operations” below:

As of September 30, 2011 and for the Period from July 29, 2010 (date of inception) to September 30, 2011
Balance sheet data:
Prepaid expenses and other assets	$20
Accounts payable and accrued expenses	2,774
Total stockholders’ deficit	(2,754)
Other data:
Net loss	(204)
Cash flow used in operating activities	(134)
Cash flow provided by financing activities	134

Results of Operations

As of September 30, 2011, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

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

Distributions

On September 19, 2011, the board of directors declared a distribution rate equal to a 6.40% annualized rate based on our common stock price of $10.00.   The distributions will accrue commencing the later of 30 days following our initial property acquisition and the satisfaction of the escrow conditions of our reasonable best efforts initial public offering of common stock. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). As of the date of this Form 10-Q, we have neither purchased nor contracted to purchase any real estate investments. Operating cash flows are expected to increase as properties are acquired.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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