Form 10-K
period 2011-12-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2012-02-21
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169355), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock on February 15, 2012 was 33,056 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

FORM 10-K
Year Ended December 31, 2011

Forward-Looking Statements
Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital - Retail Centers of America, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We and American Realty Capital Retail Advisor, LLC. our advisor (the "Advisor"), have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital- advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the credit markets of the United States of America.

•	We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

ii

PART I
Item 1. Business
We were incorporated on July 29, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2012.  On March 17, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. We sold 20,000 shares of common stock to American Realty Capital Retail Special Limited Partnership, LLC (the "Special Limited Partner") an entity wholly owned by American Realty Capital IV, LLC (the “Sponsor”) on September 10, 2010, at $10.00 per share.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and are at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. The Advisor is our affiliated advisor. As of the date of these financial statements, we have neither purchased nor contracted to purchase any real estate investments.
Substantially all of our business will be conducted through American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 99.01% of the units of the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which, the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stock, preferred stock and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid investments, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.

Investment Objectives
We plan to implement our investment objectives as follows:

•
Large Retail Focus — We will pursue an investment strategy focused on acquiring a diversified portfolio of existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100 million, and in some cases, in excess of $100 million. When we are fully invested, our portfolio is expected to consist of at least 65% of large retail assets. In addition, we may invest in existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20% of our assets.

•
Necessity-Based Retail — We also expect to acquire grocery-anchored shopping centers with a purchase price of $20 million dollars or less, e.g., typically anchored by drug stores, grocery stores, convenience stores and discount stores, or collectively, necessity based retail assets. Our portfolio will consist of not more than 20% of necessity based retail assets.

•
Real Estate Related Assets — We may also invest in real estate related assets, including loans and debt securities secured by our targeted assets. Our portfolio may consist of no more than 15% of such real estate related assets.

•	Discount to Replacement Cost — We intend to purchase properties valued at a substantial discount to replacement cost using current market rents, and with significant potential for appreciation.

•
Low Leverage — We will finance our portfolio opportunistically at a target leverage level of not more than 50% loan-to-value, which ratio will be determined after the close of our IPO and once we have invested substantially all the proceeds of our IPO.

•	Diversified Tenant Mix — We expect to lease our properties to a diversified group of tenants with a bias toward national tenants.

•	Lease Term — We expect the average lease term on leases on our properties with anchor tenants to be five years or greater.

•	Monthly Distributions — We intend to pay distributions monthly.

•	Maximize Total Returns — We intend to maximize total returns to our stockholders through a combination of realized appreciation and current income.

•	Exit Strategy — We intend to maximize stockholder total returns through a highly disciplined acquisitions strategy, with a constant view towards a seamless and profitable exit.
Acquisition and Investment Policies
We intend to focus our investment activities on acquiring primarily existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers and originating or acquiring real estate-related debt and other investments backed by these types of properties. The real estate-related debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.
Investing in Real Property
We expect to invest primarily in existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100 million, and in some cases, in excess of $100 million. When we are fully invested, our portfolio is expected to consist of at least 65% of large retail assets. In addition, we may make the following investments in the United States: existing grocery-anchored shopping centers, the purchase price of which is $20 million or less, in an amount expected not to exceed 20% of our assets; existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20% of our assets; and real estate-related debt and investments secured by, or which represent a direct or indirect interest in, the assets described above in an amount expected not to exceed 15% of our assets.
When evaluating prospective investments in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to board approval.

Investing In and Originating Loans
We may originate or acquire real estate loans with respect to the same types of properties in which we may invest directly. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments, including collateralized mortgage backed securities ("CMBS") and other real estate-related investments, in excess of 15% of the aggregate value of our assets as of the close of our offering period and thereafter.
We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
While we do not expect to invest more than 15% of the net proceeds of our IPO in real estate-related debt or investments, our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on
•the percentage of our assets that may be invested in any type or any single loan; or
•the types of properties subject to the mortgages or other loans in which we invest.
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments (including real estate securities), such as CMBS, in excess of 15% of the net proceeds of our IPO. Any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.

Acquisition Structure
We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers.
International Investments
We do not intend to invest in real estate outside of the United States or make other real estate investments related to assets located outside of the United States.
Development and Construction of Properties
We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties.
Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have.
Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
Financing Strategies and Policies
Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association ("NASAA") REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to 50% of the aggregate fair market value of our investments (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.

Tax Status
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"), effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2012.
Competition
The retail real estate market is highly competitive. We compete in all of our markets with other owners and operators of retail real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
Employees
We have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.
We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues will be from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties will be aggregated into one reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in American Realty Capital - Retail Centers of America, Inc.
We have no prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have no operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. Our Advisor’s prior real estate experience has not focused on the ownership and operation of real estate properties of the type in which we will invest. Our Advisor is responsible for managing our affairs and providing administrative services on a day-to-day basis and has retained the Service Provider to provide, subject to its oversight, real estate-related services and disposition services. While our Advisor will be responsible for overseeing the performance of the Service Provider and for making recommendations to our board of directors in respect of potential investments, financings and dispositions, the Service Provider and its affiliates will be primarily responsible for identifying investments and providing asset management and disposition services in connection with investments. For this and other reasons, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.
Moreover, neither our Advisor, the Service Provider, nor we have any established financing sources. Presently, both we and our Advisor have been funded by capital contributions or advances from American Realty Capital IV, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital – Retail Centers of America, Inc. name within the investment products market;
•expand and maintain our network of licensed securities brokers and other agents;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

Because this is a blind pool offering, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
We have not acquired any properties or other investments and have not yet identified any investments that we may make. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of the investments. We will seek to invest substantially all our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate properties and real-estate related assets. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that those investments are advantageous to us.
You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $0.2 million in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.
There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you likely will have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
Because transferees will be ineligible to sell their shares pursuant to our share repurchase program, the value of your shares may be adversely affected.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. Because your transferees will be unable to sell their shares to us and the market for resale of our shares may be limited, the fair market value of the shares may be less than the amount you would receive if your transferees were able to sell their shares pursuant to our share repurchase program.
If the Service Provider and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Service Provider and its affiliates with respect to locating suitable investments, selecting tenants for our properties and securing independent financing arrangements and upon the performance of our Advisor, which will oversee the Service Provider’s performance with respect to such real estate-related services and ultimately will make recommendations to our board of directors in respect of potential investments, financings and dispositions. We currently have not acquired any properties or other investments. Except for those investors who purchase shares in our IPO after such time as our IPO is supplemented to describe one or more investments which have been identified, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We cannot be sure that our Advisor or the Service Provider or their respective affiliates will be successful in locating suitable investments on financially attractive terms or that, if we make an investment, our objectives will be achieved. If they are unable to find suitable investments, we will hold the proceeds of our IPO in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, if we cannot find at least one suitable investment within one year after we reach our minimum offering, or if our board of directors determines it is in the best interests of our stockholders, liquidate. In these events, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, if we develop properties, development of properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In particular, where we acquire properties which we intend to re-develop into open-air properties, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor or the Service Provider and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to locate suitable investments, we will hold the proceeds of our IPO in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to you.
We may change our targeted investments without stockholder consent.
We expect to primarily invest in existing anchored, stabilized core retail properties, including power centers, lifestyle centers and large formatted centers with a grocery store component (with a purchase price in excess of $20 million), and other need based shopping centers, which are at least 80% leased at the time of acquisition and located in the United States. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our IPO. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Our properties may be adversely affected by the current economic downturn.
The capital and credit markets have been experiencing extreme volatility and disruption for over four years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on your investment. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Our IPO is being made on a reasonable best efforts basis, whereby the brokers participating in our IPO are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. We may be unable to raise even the minimum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In these events, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, if we only sell 200,000 shares, we may be able to make only one investment. If we only are able to make one investment, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

We rely on our Advisor, and our Advisor relies on the Service Provider and its affiliates, acting on behalf of and under the oversight of our Advisor, to identify, structure and negotiate our investments, manage our properties and provide asset management and disposition services in connection with our investments. If the Service Provider does not succeed in implementing our investment strategy, our performance will suffer.
Our Advisor has retained the Service Provider to perform some of the services for which our Advisor is responsible under the advisory agreement on its behalf. Although our Advisor ultimately will determine whether to recommend particular investments, financing and dispositions to our board of directors, our Advisor will rely primarily on the Service Provider and its affiliates, subject to the oversight of our Advisor, for identifying, structuring and negotiating investments, managing and leasing our properties and providing asset management and disposition services in connection with our investments. Personnel of our Advisor do not have significant experience in connection with the types of properties in which we propose to invest and, as a result, have engaged the Service Provider and its affiliates. Accordingly, our future success and our ability to implement our investment strategy will depend, to a certain extent, on the Service Provider’s and its affiliates’ performance of these services. If the Service Provider does not succeed in implementing our investment strategy, our performance will suffer. In addition, since the services agreement will be automatically renewed unless terminated by our Advisor or the Service Provider for cause, or by our Advisor in the event that the advisory agreement is terminated, it may be difficult and costly to terminate and replace the Service Provider.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.
If our Advisor, the Service Provider or their respective affiliates lose or are unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and William M. Kahane, and key personnel of the Service Provider and its affiliates, each of whom would be difficult to replace. If any of the key personnel were to cease their affiliation with our Advisor or the Service Provider, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor’s and the Service Provider’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure you that our Advisor or the Service Provider or its affiliates will be successful in attracting and retaining these skilled personnel. If our Advisor or the Service Provider or its affiliates lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from these properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our IPO or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of your investment.
Our rights and the rights of our stockholders to recover claims against our officers, directors, our Advisor and the Service Provider are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers, our Advisor and our Advisor’s affiliates and the Service Provider and the Service Provider’s affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor, the Service Provider and their respective affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor, the Service Provider and their respective affiliates in some cases which would decrease the cash otherwise available for distribution to you.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest, including conflicts arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future, including American Realty Capital Trust, Inc., American Realty Capital New York Recovery REIT, Inc., Phillips Edison — ARC Shopping Center REIT, Inc., American Realty Capital — Healthcare Trust, Inc., American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Trust III, Inc., American Realty Capital Global Daily Net Asset Value Trust, Inc. and American Realty Capital Properties, Inc. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. An affiliate of our Advisor also has sponsored Business Development Corporation of America, which has elected to be treated as a business development company under the Investment Act of 1940. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another American Realty Capital-sponsored program were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another American Realty Capital-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.

Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.
The Service Provider and its affiliates will face conflicts of interest relating to the selection, purchase, leasing and management of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
The Service Provider and/or its affiliates are responsible for, and may in the future be responsible for, the selection, acquisition, leasing and management of one or more real estate investment programs in addition to us (including persons or entities with contractual arrangements with the Service Provider and/or its affiliates). We may buy properties at the same time as one or more of these other real estate investment programs. As a result, there may be a conflict between our interests and the interests of the Service Provider and its affiliates in connection with acquisitions of investments, which result may have an adverse impact on us. We cannot be sure that officers and key personnel acting on behalf of the Service Provider and its affiliates will act in our best interests when deciding whether to allocate any particular investment to us. In addition, we may acquire properties in geographic areas where other real estate investment programs or properties managed by the Service Provider and its affiliates own properties. If one of the other real estate investment programs managed by the Service Provider and its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply to the Service Provider’s determination of whether to recommend to our Advisor the making or purchase of mortgage, bridge or mezzanine loans or participations therein, since other real estate investment programs the Service Provider may manage may be competing with us for these investments.
Our Advisor and the Service Provider will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other American Realty Capital-sponsored programs and real estate investment programs for which the Service Provider and/or its affiliates provide services for the acquisition, development or improvement of properties. Our Advisor and the Service Provider and its affiliates may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor and/or the Service Provider and its affiliates may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since our Advisor and its affiliates, or the Service Provider and its affiliates, as applicable, will control or have a services relationship with both the co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to that joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor and the Service Provider and its affiliates and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, the Service Provider and its affiliates and their officers and employees and certain of our key personnel and their respective affiliates are key personnel of general partners, sponsors, managers, owners and advisors of other real estate investment programs, including, with respect to our Advisor, certain of our key personnel and their respective affiliates, American Realty Capital-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours, and may own real properties or provide services with respect to other real properties, some of which compete with us, as well as owning other business interests. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of eight other public offerings of non-traded REIT shares, and a public offering of shares for a REIT listed on The NASDAQ Capital Market, which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for an offering of common shares and intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or key personnel of the other eight American Realty Capital-sponsored REITs and their advisors. Six of the American Realty Capital-sponsored REITs, including us, have registration statements that became effective in the past 18 months. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and our IPO matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and William M. Kahane, president and chief operating officer, also are officers of our Advisor, our Dealer Manager and other affiliated entities, including the advisor and Property Manager of other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Our Advisor and the Service Provider face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, our Advisor and its affiliates will be entitled to fees, a substantial portion of which will be paid to the Service Provider and its affiliates, that are structured in a manner intended to provide incentives to perform in our best interests and in the best interests of our stockholders. However, because our Advisor and the Service Provider do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, our Advisor’s and the Service Provider’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend to our board of directors, or the Service Provider could be motivated to recommend to our Advisor, riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending to our board or directors, sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our Advisor is entitled to receive certain fees in connection with selling and reinvesting assets. As a result, our Advisor could be motivated to recommend selling and reinvesting assets to our board of directors because our Advisor would be entitled to receive fees, regardless of the quality of the investment. Our advisory agreement will require us to pay a performance-based termination distribution to our Advisor or its affiliates (a substantial portion of which will be paid by our Advisor to the Service Provider or its affiliates) if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance distribution, which could have the effect of delaying, deferring or preventing the change of control.
Our Sponsor has borrowed funds from the Service Provider, which could result in conflicts of interest.
Prior to our formation, the Service Provider agreed to provide to American Realty Capital IV, LLC, one of our Sponsors, an interest-free loan of up to $1.5 million. The principal amount of that loan remains outstanding and it has not yet reached maturity. Such transaction resulted in a conflict of interest to our Sponsor in connection with the decision to retain the Service Provider.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all those parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
Risks Related to Our IPO and Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any class or series of stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”
Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid us or any of our subsidiaries being required to register as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.
We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering; therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO and for a substantial period of time thereafter.
We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on the information our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our IPO. Furthermore, the value determined by our board of directors after 18 months will be only an estimate and may not represent the actual value of your shares or the price at which a third party would be willing to purchase your shares.
You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, until we establish estimated values for our shares, the purchase price for shares repurchased under our share repurchase program will be based on the amount paid to us for the purchase of common stock (which will equal a percentage ranging from 90% to 97.5% until a stockholder has continuously held his shares for at least four years, at which point such percentage will be 100%). We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our IPO. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor or directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The limits on repurchases under our share repurchase plan might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
We established our offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.
Our board of directors has arbitrarily determined the selling price of the shares, and this price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because our offering price is not based upon any independent valuation, our offering price is not indicative of the proceeds that you would receive upon liquidation.
Because the Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us customarily performed in underwritten offerings.
Our Dealer Manager is one of our affiliates and will not make an independent review of us or our IPO. The due diligence investigation of us by the Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of us and our IPO. If your broker-dealer does not conduct an independent review, you will not have the benefit of an independent review of us, our performance, the value of our common stock relative to publicly traded companies or the terms of our IPO.

Your interest in us will be diluted if we issue additional shares.
Existing stockholders and potential investors in our IPO do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of our shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our IPO likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our IPO or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our IPO will likely experience dilution of their equity investment in us. In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP units. Because the OP units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, among others, you should not expect to be able to own a significant percentage of our shares.
Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the per share trading price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. Any issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor has entered into agreements with the Service Provider, pursuant to which the Service Provider and its affiliates will perform some of the services for which the Advisor is responsible under the advisory agreement. Our Advisor is paid substantial fees for these services (a substantial portion of which will be paid to the Service Provider), which reduces the amount of cash available for investment in properties or distribution to stockholders.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of our operating subsidiary and its subsidiaries.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:
•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In the event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguable secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distribution to you.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells its property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our IPO’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased that property, which may lead to a decrease in the value of our assets.
Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell that property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing that indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to those properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Rising expenses could reduce cash flow and funds available for future acquisitions.
Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We expect that many of our properties will require the tenants to pay all or a portion of these costs and expenses and, accordingly, if the tenants are unable to pay these costs and expenses, we will have to pay these costs and expenses. We may, however, enter into leases or renewals of leases that do not require tenants to pay these costs and expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of these costs and expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether these insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for these losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If an act of terrorism damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from that property.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis, even if some tenant leases permit us to pass through such tax increases to the tenants for payments. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.
Properties may be subject to restrictions on their use that affect our ability to operate a property.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks.
We may use proceeds from our IPO to acquire properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distribution and the amounts of distributions.
Some of our properties may be located in developed areas. In these cases, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. State and federal laws in this area are constantly evolving. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
If we decide to sell any of our properties, we intend to sell them for cash, if possible. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties will be subject to the Americans with Disabilities Act of 1990 (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or that place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Retail Industry Risks
The continued economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.
U.S. and international markets have recently experienced increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the recent market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.
The current economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.
Continued disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.
The capital and credit markets have been experiencing extreme volatility and disruption for nearly four years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit. We will rely on debt financing to finance our properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

The continued disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

•	the values of our investments in retail properties could decrease below the amounts we will pay for these investments;

•	the value of collateral securing any loan investment that we may make could decrease below the outstanding principal amounts of these loans;

•
revenues from properties we acquire could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on future debt financings; and/or

•
revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on future debt financings.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
Retail conditions may adversely affect our income.
A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.
Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases also may include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.
Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.
Competition with other retail channels may reduce our profitability and the return on your investment.
Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
We may face competition from retail centers that are near our properties with respect to the renewal of leases and re-letting of space as leases expire. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally.
The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. A reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
We expect that many of our assets will be public places such as shopping centers. Because these assets will be public places, crimes, violence and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because many of our assets will be open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets may be located in large urban areas, which can be subject to elevated levels of crime and urban violence. If violence escalates, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.
If we enter into long-term leases with retail tenants, those leases may not result in fair value over time.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.
Risks Associated with Debt Financing
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding this limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 50% of the aggregate fair market value of our investments (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor these increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor as our advisor or our Advisor’s ability to replace the Service Provider as the service provider. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
Risks Associated with Real Estate-Related Debt and Other Investments
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;
•property management decisions;
•property location and condition;
•competition from comparable types of properties;
•changes in specific industry segments;
•declines in regional or local real estate values, or occupancy rates; and
•increases in interest rates, real estate tax rates and other operating expenses.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to you. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
Continued disruptions in the financial markets and challenging economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
We may allocate a percentage of our portfolio to real estate-related investments such as mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; and the equity securities of other REITs and real estate companies. The returns available to investors in these investments are determined by: (1) the supply and demand for these investments, (2) the performance of the assets underlying the investments and (3) the existence of a market for these investments, which includes the ability to sell or finance these investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

For nearly three years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets, including corporate bonds, asset-backed securities and commercial real estate bonds and loans. We cannot foresee when these markets will stabilize. This instability may interfere with the successful implementation of our business strategy.
We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure our stockholders that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.
Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.
Prepayment rates on our mortgage loans may adversely affect our yields.
The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, these prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that these mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, this protection may not be available with respect to investments that we acquire but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of these prepayments received during these periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
Before making any investment, we will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our decision whether to originate or purchase such an investment and the price offered for such an investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders’ investments.
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described in our IPO relating to general economic conditions and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may make and acquire mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
Any hedging strategies we utilize may not be successful in mitigating our risks.
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2011. However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur income taxes), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use taxable REIT subsidiaries that lease such properties from us. We may also use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of the operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles in the United States of America, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, in the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (4) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all of the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
In connection with our qualification as a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years 2010 and 2011, and it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.
Distributions that we make to our taxable stockholders out of current and accumulated earning and profits (and not designated as capital gain dividends, or, for taxable years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Also, our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT for each taxable year ending on or after December 31, 2011, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after 2011.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with such restrictions is no longer necessary in order for us qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Our common stock will not constitute a “U.S. real property interest” so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if: (1) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred debt to purchase or hold our common stock or (3) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
 Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
None.
Item 3. Legal Proceedings.
We are not party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
 No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.  Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.
 In order for Financial Industry Regulatory Authority members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to Rule 2710(f)(2)(M) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets.  Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.
Holders
As of February 15, 2012, we had 33,056 shares of common stock outstanding held by a total of 2 stockholders.
Distributions
We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code.
On September 19, 2011, our board of directors declared a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions will accrue commencing the later of 30 days following our initial property acquisition and our satisfaction of the escrow conditions of our reasonable best efforts public offering of common stock. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. There can be no assurance that such distribution will be paid to stockholders. As of December 31, 2011, we do not own any operating properties and have no historical operating cash flows. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor may waive certain fees including asset management and property management fees. We may pay the Advisor an annualized asset management fee of up to 0.75% based on the aggregate contract purchase price of all real estate investments. The Advisor may elect to waive its asset and property management fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. Additionally, the Advisor, at its election, may contribute capital to enhance our cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to our Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.
Cash used to pay our distributions may be generated mainly from funds received from property operating results, refinancings, the sale of our preferred and common stock and contributions from our Advisor. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce, and in the future eliminate, the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation Plans
We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	—
Equity Compensation Plans not approved by security holders	—	—	500,000
Total	—	$—	500,000

Restricted Share Plan
The Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP will not exceed 5.0% of our authorized common shares on a fully diluted basis at any time.
Restricted share awards entitle the recipient to receive common shares under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. There were approximately 9,000 unvested restricted shares outstanding at December 31, 2011.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2011. During the period from July 29, 2010 (date of inception) to December 31, 2010, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs.
Use of Proceeds from Sales of Registered Securities
On March 17, 2011, our Registration Statement covering a public offering of up to 150.0 million shares of common stock for up to $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on March 17, 2011 and is ongoing. Shares are offered in our public offering initially at a price of $10.00 per share. Shares are offered under our distribution reinvestment plan initially at a price of $9.50 per share. Pursuant to the terms of our offering, we must receive proceeds of $2.0 million in connection with the sale of our common stock to break escrow. As of December 31, 2011, we had not reached such threshold and accordingly had not broken escrow. We will use the net proceeds from our ongoing initial public offering to purchase or fund real estate investments, including acquisition fees and closing costs.
At December 31, 2011 and 2010, we had incurred organization and offering costs in the amounts set forth below (in thousands).

	Year Ended December 31, 2011	For the Period from July 29, 2010 (date of inception to December 31, 2010
Selling commissions and dealer manager fees	$—	$—
Other organization and offering costs	2,504	1,155
Total expenses	$2,504	$1,155

Other organization and offering costs include non-recurring legal and due diligence fees related to the initial process of acquiring an effective Registration Statement. As of December 31, 2011, there have been no selling commissions or dealer manager fees incurred, as we have yet to break escrow and commence active operations. The Dealer Manager may reallow all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. As of December 31, 2011, total organization and offering costs included $1.9 million of costs incurred from the Advisor and Dealer Manager. As of December 31, 2011, total organization and offering costs exceeded offering proceeds from the sale of common stock by $3.5 million, due to the on-going nature of our offering process and that many expenses were paid before the offering commenced.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”) that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our distribution reinvestment plan and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we received from our distribution reinvestment plan in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
 Unless the shares of our common stock are being repurchased in connection within a stockholder’s death, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.
 Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share redemption program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share redemption program. We will repurchase shares as of the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	the lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•
the lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances. As of December 31, 2011, we had not repurchased any of our securities or redeemed any of our common stock.
The share repurchase program immediately will terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2011 and 2010, for the year ended December 31, 2011 and the period from July 29, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying financial statements and related notes thereto and “Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations” below:

	December 31,
Balance sheet data (in thousands)	2011	2010
Total assets	$36	$1,156
Total liabilities	3,755	956
Total stockholders' equity (deficit)	(3,719)	200

Operating data (in thousands, except share and per share data)	Year Ended December 31, 2011	For the Period from July 29, 2010 (date of inception) to December 31, 2010
Total revenues	$—	$—
Expenses
General and administrative	313	—
Net loss	$(313)	$—
Other data
Cash flows used in operations	$(260)	$—
Cash flows provided by financing activities	259	1
Per share data
Net loss per common share - basic and diluted	NM	NM
Weighted-average number of common shares outstanding, basic and diluted	21,000	20,000
_______________________
NM - not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on July 29 2010, as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes for the taxable year ending December 31, 2012.  On March 17, 2011, we commenced our initial public offering ("IPO") on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. We sold 20,000 shares of common stock to American Realty Capital Retail Special Limited Partnership, LLC (the "Special Limited Partner”) an entity wholly owned by American Realty Capital IV, LLC (the “Sponsor”) on September 10, 2010, at $10.00 per share.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Retail Advisor, LLC (the “Advisor”) is our affiliated advisor. As of the date of these financial statements, we have neither purchased nor contracted to purchase any real estate investments.
Substantially all of our business will be conducted through American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 99.01% of the units of the OP. Additionally, the Advisor contributed $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
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
Recently Issued Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board ("FASB") updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective on January 1, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after January 1, 2011. We do not expect the adoption of this guidance to have a material impact upon our financial position or results of operations.
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments our of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented.  The adoption of this guidance is not expected to have a material impact on the our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under generally accepted accounting principles in the United States of America ("GAAP") more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
Results of Operations
 As of December 31, 2011, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from July 29, 2010 (date of inception) to December 31, 2011, we had incurred general and administrative expense of $0.3 million which primarily included costs related to directors and officers liability insurance, board member compensation and professional fees.
Cash Flows for the Period from July 29, 2010 (date of inception) to December 31, 2011
During the period from July 29, 2010 (date of inception) to December 31, 2011, net cash used in operating activities was $0.3 million, mainly due to a net loss related to directors and officers liability insurance, board member compensation and professional fees.
Net cash provided by financing activities of $0.3 million during the period from July 29, 2010 (date of inception) to December 31, 2011, consisted primarily of proceeds from affiliates of $1.6 million and net proceeds from the sale of common stock of $0.2 million, which was offset of by $1.6 million of payments related to offering costs.
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
As of the date of this Form 10-K, we have not yet commenced active operations. Subscription proceeds will be released to us from escrow after the minimum offering is raised and will be applied to investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
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
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allows us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the period from July 29, 2010 (date of inception) to December 31, 2010 or for the year ended December 31, 2011 as we had not broken escrow, purchased our first properties or commenced operations.
Distributions
On September 19, 2011, our board of directors declared a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions will accrue commencing the later of 30 days following our initial property acquisition and our satisfaction of the escrow conditions of our reasonable best efforts public offering of common stock. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. There can be no assurance that such distribution will be paid to stockholders. As of December 31, 2011, we do not own any operating properties and have no historical operating cash flows. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. We may also defer, suspend and/or waive Advisor fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2011, our net tangible book value per share was not meaningful because we had issued no shares to third party investors nor have we purchased any properties. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2011 was $10.00.
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
Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2012.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of American Realty Capital IV, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 5 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of the date of this Form 10-K, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.
Item 11. Executive Compensation.
The information required by this Item is incorporated in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated in our Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated in our Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)    Exhibits
EXHIBITS INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description
1.1 (6)	Dealer Manager Agreement among American Realty Capital — Retail Centers of America, Inc., American Realty Capital Retail Operating Partnership, L.P. and Realty Capital Securities, LLC
1.2 (1)	Form of Soliciting Dealers Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (5)	Articles of Amendment and Restatement of American Realty Capital — Retail Centers of America, Inc.
3.2 (1)	Bylaws of American Realty Capital — Retail Centers of America, Inc.
3.3 (7)	Articles of Correction of American Realty Capital — Retail Centers of America, Inc.
4.1 (6)	Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P.
4.2 (6)	First Amendment of Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P.
5.1 (5)	Opinion of Venable LLP
8.1 (5)	Opinion of Proskauer Rose LLP as to tax matters
10.1 (6)	Escrow Agreement among American Realty Capital — Retail Centers of America, Inc., UMB Bank, N.A. and Realty Capital Securities, LLC
10.2 (6)	Advisory Agreement, between American Realty Capital — Retail Centers of America, Inc. and American Realty Capital Retail Advisor, LLC
10.3 (6)	Property Management Agreement, between American Realty Capital — Retail Centers of America. Inc. and American Realty Capital Retail Advisor, LLC
10.4 (6)	Leasing Agreement, between American Realty Capital — Retail Centers of America, Inc. and American Realty Capital Retail Advisor, LLC
10.5 (5)	Company’s Restricted Share Plan
10.6 (5)	Company’s Stock Option Plan
10.7 (6)	First Amendment to Advisory Agreement, between American Realty Capital — Retail Centers of America, Inc. and American Realty Capital Retail Advisor, LLC
23.1	Consent from Grant Thornton LLP (filed herewith)
23.2	Consent of Venable LLP (included in Exhibit 5.1)
23.3	Consent of Proskauer Rose LLP (included in Exhibit 8.1)
24.1 (4)	Power of Attorney
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

____________________
(1) Filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on September 14, 2010
(2) Filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on November 3, 2010
(3) Filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on December 21, 2010
(4) Filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on February 7, 2011
(5) Filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on March 15, 2011
(6) Filed as an exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed with the SEC on August 12, 2011
(7) Filed as an exhibit to Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 2 to our Registration Statement on Form S-11 filed with the SEC on January 31, 2012

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of February, 2012.

AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
By:	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Office)	February 21, 2012
Nicholas S. Schorsch

/s/ William M. Kahane	Chief Operating Officer and President	February 21, 2012
William M. Kahane

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	February 21, 2012
Brian S. Block

/s/ David Gong	Independent Director	February 21, 2012
David Gong

/s/ Edward G. Rendell	Independent Director	February 21, 2012
Edward G. Rendell

/s/ William G. Stanley	Independent Director	February 21, 2012
William G. Stanley

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F- 2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F- 3

Consolidated Statements of Operations for the Year Ended December 31, 2011, for the Period from July 29, 2010 (date of inception) to December 31, 2010 and for the Period from July 29, 2010 (date of inception) to December 31, 2011
F- 4

Consolidated Statement of Stockholders' Equity (Deficit) for the Year Ended December 31, 2011 and for the Period from July 29, 2010 (date of inception) to December 31, 2010	F- 5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2011, for the Period from July 29, 2010 (date of inception) to December 31, 2010 and for the Period from July 29, 2010 (date of inception) to December 31, 2011
F- 6

Notes to Consolidated Financial Statements	F- 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital - Retail Centers of America, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital - Retail Centers of America, Inc. (a Maryland Corporation in the Development Stage) and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2011, the period from July 29, 2010 (date of inception) to December 31, 2010 and the period from July 29, 2010 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital - Retail Centers of America, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011, the period from July 29, 2010 (date of inception) to December 31, 2010 and the period from July 29, 2010 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 21, 2012

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash	$—	$1
Prepaid expenses and other assets	36	—
Deferred costs	—	1,155
Total assets	$36	$1,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$3,755	$956

Preferred stock, $0.01 par value, 50,0000,000 authorized, none issued and outstanding at December 31, 2011, and 2010	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000 shares authorized, 33,056 and 20,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	(3,406)	200
Accumulated deficit during the development stage	(313)	—
Total stockholders’ equity (deficit)	(3,719)	200
Total liabilities and stockholders’ equity (deficit)	$36	$1,156

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,	For the Period from July 29, 2010 (date of inception) to	For the Period from July 29, 2010 (date of inception) to
	2011	December 31, 2010	December 31, 2011
Revenues	$—	$—	$—
Expenses:
General and administrative	313	—	313
Total expenses	313	—	313
Net loss	$(313)	$—	$(313)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except for share data)

	Common stock			Accumulated Deficit
	Number of Shares	Par Value	Additional Paid-in Capital	During the Development Stage	Total
Balance, July 29, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200
Balance, December 31, 2010	20,000	—	200	—	200
Offering costs	—	—	(3,659)	—	(3,659)
Share based compensation	13,056	—	37	—	37
Amortization of restricted stock	—	—	14	—	14
Contribution from Advisor	—	—	2	—	2
Net loss	—	—	—	(313)	(313)
Balance, December 31, 2011	33,056	$—	$(3,406)	$(313)	$(3,719)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	For the Period from July 29, 2010 (date of inception) to	For the Period from July 29, 2010 (date of inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(313)	$—	$(313)
Adjustment to reconcile net loss to net cash used in operating activities:
Share based compensation	51	—	51
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(36)	—	(36)
Increase in accounts payable and accrued expenses	38	—	38
Net cash used in operating activities	(260)	—	(260)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	200	200
Contribution from Advisor	2	—	2
Payments of offering costs	(1,378)	(199)	(1,577)
Proceeds from affiliate	1,635	—	1,635
Net cash provided by financing activities	259	1	260
Net change in cash	(1)	1	—
Cash, beginning of period	1	—	—
Cash, end of period	$—	$1	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1 — Organization and Proposed Business Operations
American Realty Capital — Retail Centers of America, Inc. (the “Company”), incorporated on July 29, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2012.  On March 17, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company's common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. The Company sold 20,000 shares of common stock to American Realty Capital Retail Special Limited Partnership, LLC (the "Special Limited Partner"), an entity wholly owned by American Realty Capital IV, LLC (the “Sponsor”) on September 10, 2010, at $10.00 per share.
The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Retail Advisor, LLC (the “Advisor”) is the Company’s affiliated advisor. As of the date of these financial statements, the Company has neither purchased nor contracted to purchase any real estate investments.
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
The Company does not have any paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Development Stage Company
The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of December 31, 2011, the Company had not reached such threshold, purchased any properties or earned any income. Accordingly earnings per share has not been computed as it is deemed not meaningful.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company's pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Cash
Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.
Deferred Costs
Deferred costs consists of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

 Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2011, such costs totaled $3.7 million. On March 17, 2011, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.
Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.
Share Repurchase Program
The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the Company’s offering (excluding common shares issued under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which is expected to include independent valuations of properties or of the Company as a whole.
The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time.  Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.   Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.
When a stockholder requests redemption and the redemption is approved by the Company’s board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. As of December 31, 2011, no shares were redeemed or accrued to be redeemed.
 Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared.  There have been no shares issued under the DRIP as of December 31, 2011 or 2010.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Revenue Recognition
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Organization, Offering, and Related Costs
Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Organization and offering costs are included in stockholders’ equity at December 31, 2011 totaled $3.7 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 5 – Related Party Transactions and Arrangements).

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 7 – Share-Based Compensation).
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2012. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
The Company will calculate basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the year ended December 31, 2011, the period from July 29, 2010 (date of inception) to December 31, 2010 and the period from July 29, 2010 (date of inception) to December 31, 2011, the calculation of net income per share is not presented because it is not a meaningful measure of the Company’s performance.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which will comprise 100% of total consolidated revenues. Management evaluates the operating performance of the Company’s investments in real estate on an individual property level.
Recent Accounting Pronouncements
In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective on January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.
In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for the Company for acquisitions occurring on or after January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact upon the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.
In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.
Note 3 — Common Stock
On September 19, 2011, the Company's board of directors declared a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions will accrue commencing the later of 30 days following our initial property acquisition and our satisfaction of the escrow conditions of our reasonable best efforts public offering of common stock. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5 — Related Party Transactions and Arrangements
An entity wholly owned by the Sponsor owns 20,000 shares of the Company’s outstanding common stock. The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of December 31, 2011 and 2010, the Company had payables to affiliated entities of $1.6 million and $0.3 million, respectively to fund the payment of third party professional fees and organizational and offering costs.  Additionally, the Company had accrued expenses payable to the Advisor and the Dealer Manager of $1.9 million and $0.2 million as of December 31, 2011 and 2010, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.
The Company is responsible for offering and other costs related to the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock. As of December 31, 2011, total organization and offering costs included $1.9 million of costs incurred from the Advisor and Dealer Manager. As of December 31, 2011, total organization and offering costs exceeded offering proceeds from the sale of common stock by $3.5 million, due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. There were no such fees for the year ended December 31, 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. No acquisition fees were incurred during the year ended December 31, 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company pays the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period, provided, however, that the asset management fee will not be reduced below the following amounts: (i) 12 months after the effective date of the IPO, 0.65% and (ii) beginning 18 months after the effective date of the IPO, no reduction. No asset management fees were incurred during the year ended December 31, 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.
Unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 4% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the affiliated Property Manager, an oversight fee of up to 1.0% of the gross revenues of the property managed.
The Company will reimburse the Advisor’s costs of providing services related to the Company, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement were incurred from the Advisor for providing services during the year ended December 31, 2011 or the period from July 29, 2010 (date of inception) to December 31, 2010.
If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. There were no such fees incurred during the year ended December 31, 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs.
As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the year ended December 31, 2011 or the period from July 29, 2010 (date of inception) to December 31, 2010.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 7% cumulative non-compounded return on their capital contributions. No such fees were incurred during the year ended December 31, 2011 or the period from July 29, 2010 (date of inception) to December 31, 2010.
The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 7% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the year ended December 31, 2011 or the period from July 29, 2010 (date of inception) to December 31, 2010.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 6 — Economic Dependency
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
Note 7 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2011 and 2010, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2011, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. Compensation expense related to restricted stock was approximately $14,000 during the year ended December 31, 2011. There were no restricted shares issued during the period from July 29, 2010 (date of inception) to December 31, 2010.
Note 8 – Quarterly Results (Unaudited)
The Company had no net income (loss) during the period from July 29, 2010 (date of inception) to December 31, 2010. Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2011 (in thousands, except share amounts):

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental revenue	$—	$—	$—	$—
Net loss	$(16)	$(99)	$(89)	$(109)
Weighted average shares outstanding	20,000	20,000	20,000	23,967
Basic and diluted loss per share	NM	NM	NM	NM
________________________
NM - not meaningful
Note 9 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K and has determined that there have been no events that have occurred that would require adjustments to the disclosures to the financial statements.