Form 10-Q
period 2012-03-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2012-05-08
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s common stock on April 30, 2012 was 283,189 shares.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	2
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011 and the Period from July 29, 2010 (date of inception) to March 31, 2012 (Unaudited)	3
Consolidated Statement of Stockholders' Equity (Deficit) for the Period from July 29, 2010 (date of inception) to March 31, 2012	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from July 29, 2010 (date of inception) to March 31, 2012 (Unaudited)	5
Notes to Consolidated Financial Statement (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash	$2,106	$—
Prepaid expenses and other assets	36	36
Total assets	$2,142	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$4,411	$3,755

Preferred stock, $0.01 par value, 50,0000,000 authorized, none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 272,278 and 33,056 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	—
Additional paid-in capital	(1,853)	(3,406)
Accumulated deficit during the development stage	(419)	(313)
Total stockholders’ deficit	(2,269)	(3,719)
Total liabilities and stockholders’ deficit	$2,142	$36

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,		For the Period from July 29, 2010 (date of inception) to
	2012	2011	March 31, 2012
Revenues	$—	$—	$—
Expenses:
General and administrative	106	16	419
Total expenses	106	16	419
Net loss	$(106)	$(16)	$(419)
Comprehensive loss	$(106)	$(16)	$(419)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except for share data)
(Unaudited)

	Common stock			Accumulated Deficit
	Number of Shares	Par Value	Additional Paid-in Capital	During the Development Stage	Total
Balance, July 29, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200
Balance, December 31, 2010	20,000	—	200	—	200
Offering costs	—	—	(3,659)	—	(3,659)
Share based compensation	13,056	—	37	—	37
Amortization of restricted stock	—	—	14	—	14
Contribution from Advisor	—	—	2	—	2
Net loss	—	—	—	(313)	(313)
Balance, December 31, 2011	33,056	—	(3,406)	(313)	(3,719)
Issuance of common stock	239,222	3	2,167	—	2,170
Offering costs	—	—	(619)	—	(619)
Amortization of restricted stock	—	—	5	—	5
Net loss	—	—	—	(106)	(106)
Balance, March 31, 2012	272,278	$3	$(1,853)	$(419)	$(2,269)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,		For the Period from July 29, 2010 (date of inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(106)	$(16)	$(419)
Adjustment to reconcile net loss to net cash used in operating activities:
Share based compensation	5	—	56
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	8	—	(28)
Increase in accounts payable and accrued expenses	2	16	40
Net cash used in operating activities	(91)	—	(351)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,162	—	2,362
Contribution from Advisor	—	—	2
Payments of offering costs	(206)	—	(1,783)
Proceeds from affiliate	241	—	1,876
Net cash provided by financing activities	2,197	—	2,457
Net change in cash	2,106	—	2,106
Cash, beginning of period	—	—	—
Cash, end of period	$2,106	$—	$2,106

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital — Retail Centers of America, Inc. (the “Company”), incorporated on July 29, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2012.  On March 17, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company's common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. At March 31, 2012, the Company had 0.3 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds of $2.4 million. As of March 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $2.6 million based on a per share value of $10.00.
The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2012, the Company had not acquired any real estate investments.
Substantially all of the Company’s business will be conducted through American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. American Realty Capital Retail Advisor, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company does not have any paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of the IPO. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 21, 2012.
There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2012 other than the updates described below.
Development Stage Company
On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. Since the Company has not purchased its first property, the Company is still considered to be a development stage company.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
Note 3 — Common Stock
As of March 31, 2012, and December 31, 2011, the Company had 0.3 million and 33,056 shares of common stock outstanding and had received total proceeds of $2.4 million and $0.2 million, respectively.

On September 19, 2011, the Company's board of directors authorized, and the Company, declared a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day, or $0.64 annually per common share. The distributions will accrue commencing 30 days following the Company's initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
Note 5 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 220,000 shares of the Company’s outstanding common stock as of March 31, 2012. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Advisor or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of March 31, 2012 and December 31, 2011, the Company had payables to affiliated entities of $1.9 million and $1.6 million, respectively, to fund the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Company incurred total commissions and dealer manager fees to the Dealer Manager of approximately $17,000 during the three months ended March 31, 2012. There were no such fees for the three months ended March 31, 2011.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. During the three months ended March 31, 2012 and 2011, the Company incurred $0.4 million and $0.2 million, respectively, of offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.2 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, cumulative offering costs of $4.3 million, net of unpaid amounts, were less than the 15% threshold.
The Company had accrued expenses payable to the Advisor and Dealer Manager of $2.3 million and $1.9 million as of March 31, 2012, and December 31, 2011 for services related to the IPO and offering and other cost reimbursements paid on behalf of the Company.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition and acquisition expenses (including any finance coordination fee) payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. No acquisition fees were incurred during the three months ended March 31, 2012 or 2011.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. There were no such fees incurred during the three months ended March 31, 2012 or 2011.
The Company pays the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Advisor as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period, provided, however, that the asset management fee will not be reduced below the following amounts: (i) 12 months after the effective date of the IPO, 0.65% and (ii) beginning 18 months after the effective date of the IPO, no reduction. No asset management fees were incurred during the three months ended March 31, 2012 or 2011.
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2% of gross revenues from the Company’s stand-alone single-tenant net leased properties and 4% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. No property management fees were incurred during the three months ended March 31, 2012 or 2011.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay our advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable. No such fees were incurred during the three months ended March 31, 2012 or 2011.
The Company will reimburse the Advisor’s costs of providing services related to the Company, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursements were incurred from the Advisor for providing services during the three months ended March 31, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. There were no expenses absorbed during the three months ended March 31, 2012 or 2011.
As the Company acquires properties and its real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2012 or 2011.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 7% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three months ended March 31, 2012 or 2011.
The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during the three months ended March 31, 2012 or 2011.
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
Note 7 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2012 and 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of March 31, 2012, there were 7,800 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. Compensation expense related to restricted stock was approximately $5,000 during the three months ended March 31, 2012. There were no restricted shares issued during the three months ended March 31, 2011.
Note 8 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of April 30, 2012, the Company had 283,189 shares of common stock outstanding, including unvested restricted shares. As of April 30, 2012, the aggregate value of all share issuances was $2.7 million based on a per share value of $10.00.
Total capital, net of common stock redemptions, raised to date is as follows:

Source of Capital	Inception to March 31, 2012	April 1 to April 30, 2012	Total
	(In thousands)
Common shares	$2,370	$73	$2,443

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital — Retail Centers of America, Inc, a Maryland corporation, and, as required by context, to American Realty Capital Operating Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital — Retail Centers of America, Inc. is externally managed by American Realty Capital Retail Advisor, LLC (our “Advisor”), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital - Retail Centers of America, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and our Advisor have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the credit markets of the United States of America.

•	We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.
Overview
We were incorporated on July 29, 2010, as a Maryland corporation that intends to qualify as a REIT for the taxable year ended December 31, 2012.  On March 17, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
On March 5, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. At March 31, 2012, we had 0.3 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds of $2.4 million. As of March 31, 2012, the aggregate value of issuances and subscriptions of common stock outstanding was $2.6 million based on a per share value of $10.00.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2012, we had not acquired any real estate investments.
Substantially all of our business will be conducted through the OP. The Advisor is our affiliated advisor. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We do not have any paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. The Dealer Manager, an affiliate of our sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of our IPO. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
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

Offering and Related Costs
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
Real Estate Investments
Upon the acquisition of properties, we will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation will be computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets and tenant improvements.
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
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.
Results of Operations
 As of March 31, 2012, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from July 29, 2010 (date of inception) to March 31, 2012, we had incurred general and administrative expense of $0.4 million which primarily included costs related to directors and officers liability insurance, board member compensation and professional fees.
Cash Flows for the Period from July 29, 2010 (date of inception) to March 31, 2012
During the period from July 29, 2010 (date of inception) to March 31, 2012, net cash used in operating activities was $0.4 million, mainly due to a net loss related to directors and officers liability insurance, board member compensation and professional fees.
Net cash provided by financing activities of $2.5 million during the period from July 29, 2010 (date of inception) to March 31, 2012, consisted primarily of proceeds from affiliates of $1.9 million and net proceeds from the sale of common stock of $2.4 million, which was offset of by $1.8 million of payments related to offering costs.

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
As of the date of this Quarterly Report on Form 10-Q, we have not yet commenced active operations. In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of March 31, 2012, we had received total gross proceeds from the sale of common stock of $2.4 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
 Further, we have not purchased any properties. We have entered into one purchase and sale agreement, however there can be no assurance that we will acquire a specific property or other asset. The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low risk, highly liquid, interest-bearing investments.
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association (“NASAA”) Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not secured any source of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principals generally accepted in the United States ("GAAP").
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
We did not have FFO or MFFO for the period from July 29, 2010 (date of inception) to March 31, 2012, as we had not purchased our first properties or commenced operations.

Distributions
On September 19, 2011, our board of directors authorized, and we declared, a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions will accrue commencing 30 days following our initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. There can be no assurance that such distribution will be paid to stockholders. As of March 31, 2012, we did not own any operating properties and have no historical operating cash flows. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 5 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of the date of this Quarterly Report on Form 10-Q, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2011 as filed with the SEC on February 21, 2012, except for the following:
If our Advisor, the Service Provider or their respective affiliates lose or are unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr., and key personnel of the Service Provider and its affiliates, each of whom would be difficult to replace. If any of the key personnel were to cease their affiliation with our Advisor or the Service Provider, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil or any other person. We believe that our future success depends, in large part, upon our Advisor’s and the Service Provider’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure you that our Advisor or the Service Provider or its affiliates will be successful in attracting and retaining these skilled personnel. If our Advisor or the Service Provider or its affiliates lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, chief operating officer and secretary, also are officers of our Advisor, our Dealer Manager and other affiliated entities, including the advisor and property manager of other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") during the three months ended March 31, 2012.
On March 17, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock. As of March 31, 2012, we have issued 0.3 million shares of our common stock, from $2.4 million of offering proceeds.

The following table reflects the offering costs associated with the issuance of common stock.

Three Months Ended
(in thousands)	March 31, 2012
Selling commissions and dealer manager fees	$17
Other offering costs	602
Total offering costs	$619

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares.

Three Months Ended
(in thousands)	March 31, 2012
Total commissions paid to the Dealer Manager	$17
Less:
Commissions to participating brokers	(12)
Reallowance to participating broker dealers	(1)
Net to the Dealer Manager	$4

Cumulative offering proceeds at March 31, 2012 were $2.4 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, cumulative offering costs of $4.3 millionin connection with the issuance and distribution of our registered securities, which net of unpaid amounts, were less than the 15% threshold at quarter end.
Cumulative offering costs incurred included $2.3 million from our Advisor and Dealer Manager. Cumulative offering costs exceeded gross proceeds by $2.0 million at March 31, 2012 due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2012, we have not acquired any real estate investments.
During the three months ended March 31, 2012, we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities.
 None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President, Chief Financial Office (Principal Financial Officer)

Dated: May 8, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.9	Purchase and Sale Agreement between American Realty capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of March 9, 2012
10.10	First Amendment to Purchase and Sale Agreement, between American Realty capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 23, 2012
10.11	Second Amendment to Purchase and Sale Agreement, between American Realty capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 27, 2012
10.12	Third Amendment to Purchase and Sale Agreement, between American Realty capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 1, 2012
10.13	Fourth Amendment to Purchase and Sale Agreement, between American Realty capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 2, 2012
31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934