Form 10-Q
period 2012-06-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2012-08-08
CIK 1500554

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock on July 31, 2012 was 362,123 shares.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$2,887	$—
Buildings, fixtures and improvements	17,084	—
Acquired intangible lease assets	2,115	—
Total real estate investments, at cost	22,086	—
Less: accumulated depreciation and amortization	(183)	—
Total real estate investments, net	21,903	—
Cash	40	—
Restricted cash	227	—
Prepaid expenses and other assets	131	36
Deferred costs, net	319	—
Total assets	$22,620	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Mortgage note payable	$16,200	$—
Note payable	3,000	—
Below-market lease liabilities	501	—
Accounts payable and accrued expenses	5,797	3,755
Distributions payable	13	—
Total liabilities	25,511	3,755
Preferred stock, $0.01 par value, 50,0000,000 authorized, none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 345,507 and 33,056 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	—
Additional paid-in capital	(1,797)	(3,406)
Accumulated deficit	(1,097)	(313)
Total stockholders’ deficit	(2,891)	(3,719)
Total liabilities and stockholders’ deficit	$22,620	$36

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June, 30
	2012	2011	2012	2011
Revenues:
Rental income	$90	$—	$90	$—
Operating expense reimbursements	22	—	22	—
Total revenue	112	—	112	—
Operating expenses:
Property operating	27	—	27	—
Operating fees to affiliate	—	—	—	—
Acquisition and transaction related	371	—	371	—
General and administrative	112	99	218	115
Depreciation and amortization	178	—	178	—
Total operating expenses	688	99	794	115
Operating loss	(576)	(99)	(682)	(115)
Interest expense	(89)	—	(89)	—
Net loss	$(665)	$(99)	$(771)	$(115)
Comprehensive loss	$(665)	$(99)	$(771)	$(115)
Basic and diluted weighted average shares outstanding	301,023	20,000	187,974	20,000
Basic and diluted net loss per share	$(2.21)	NM	$(4.10)	NM
 ______________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2012
(In thousands, except for share data)
(Unaudited)

	Common stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2011	33,056	$—	$(3,406)	$(313)	$(3,719)
Issuance of common stock	303,451	3	2,800	—	2,803
Common stock offering costs, commissions and dealer manager fees	—	—	(1,195)	—	(1,195)
Share-based compensation	9,000	—	—	—	—
Amortization of restricted stock	—	—	4	—	4
Distributions declared	—	—	—	(13)	(13)
Net loss	—	—	—	(771)	(771)
Balance, June 30, 2012	345,507	$3	$(1,797)	$(1,097)	$(2,891)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June, 30
	2012	2011
Cash flows from operating activities:
Net loss	$(771)	$(115)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	114	—
Amortization of intangibles	64	—
Amortization of deferred financing costs	15	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	2	—
Share based compensation	4	5
Changes in assets and liabilities:
Prepaid expenses and other assets	(95)	(24)
Accounts payable and accrued expenses	165	37
Net cash used in operating activities	(502)	(97)
Cash flows from investing activities:
Investment in real estate and other assets	(5,198)	—
Net cash used in investing activities	(5,198)	—
Cash flows from financing activities:
Proceeds from note payable	3,000	—
Payments of deferred financing costs	(304)	—
Proceeds from issuance of common stock	2,803	—
Payments of offering costs and fees related to stock issuances	(338)	(1)
Advances from affiliate	806	97
Restricted cash	(227)	—
Net cash provided by financing activities	5,740	96
Net change in cash	40	(1)
Cash, beginning of period	—	1
Cash, end of period	$40	$—

Supplemental Disclosures:
Cash paid for interest	$18	$—

Non-Cash Investing Activities:
Mortgage notes payable used to acquire investments in real estate	$16,200	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1 — Organization
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
On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. At June 30, 2012, the Company had 0.3 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds of $3.1 million. As of June 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $3.2 million based on a per share value of $10.00.
The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of June 30, 2012, the Company owned one property with a purchase price of $21.6 million, comprising 105,970 square feet which was 94.7% leased.
Substantially all of the Company’s business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. American Realty Capital Retail Advisor, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company does not have any paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of the IPO. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. The Advisor and Dealer Manager will receive compensation and fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 21, 2012.
There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2012 other than the updates described below.
Development Stage Company
On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased its first property and commenced operations on June 8, 2012, and as of such date is no longer considered to be a development stage company.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the three and six months ended June 30, 2012. There were no assets acquired or liabilities assumed during the three and six months ended June 30, 2011.

Three and Six Months Ended
(Dollar amounts in thousands)	June 30, 2012
Real estate investments, at cost:
Land	$2,887
Buildings, fixtures and improvements	17,084
Total tangible assets	19,971
Acquired intangibles:
In-place leases	1,916
Above-market lease assets	199
Below market lease liabilities	(504)
Total assets acquired, net	21,582
Mortgage notes payable used to acquire real estate investments	(16,200)
Other liabilities assumed	(184)
Cash paid for acquired real estate investments	$5,198
Number of properties purchased	1
The Company acquires and operates retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Buildings, fixtures and improvements include $16.4 million, comprised of $10.3 million, $2.3 million and $3.8 million, provisionally assigned to buildings, fixtures and land improvements, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by an independent third party specialist.
The Company's portfolio of real estate properties is comprised of the following property as of June 30, 2012:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
						(In thousands)	(In thousands)
Liberty Crossing	Jun. 2012	1	105,970	94.7%	4.4	$1,544	$21,582	7.2%	$15.73
_____________________

(1)	Remaining lease term in years as of June 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended June 30, 2012, or since acquisition date, for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of June 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table presents pro forma information as if the acquisition during the three and six months ended June 30, 2012, had been consummated on January 1, 2011:

	Six Months Ended June, 30
(In thousands)	2012	2011
Pro forma revenues	$919	$919
Pro forma net loss	$(1,584)	$(1,834)
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2012 – December 31, 2012	$812
2013	1,352
2014	1,106
2015	1,101
2016	1,080
Thereafter	1,952
$7,403
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2012:

Tenant	June 30, 2012
Ross Dress for Less, Inc.	18.1%
PetSmart, Inc.	15.6%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of June 30, 2012.
Note 4 — Note Payable
In June 2012, the Company entered into an unsecured $3.0 million note payable with an unaffiliated third party. The note payable bears interest at a fixed rate of 8.0% per annum and matures in June 2013. The note payable contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The note payable may be prepaid from time to time and at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1% of the original loan amount upon final payment of the note payable.
Note 5 — Mortgage Note Payable
The Company's mortgage note payable as of June 30, 2012 consists of the following. The Company did not have any mortgage notes payable outstanding as of December 31, 2011.

	Encumbered	Outstanding Loan Amount as of	Effective
Portfolio	Properties	June 30, 2012	Interest Rate	Interest Rate	Maturity
		(In thousands)
Liberty Crossing	1	$16,200	5.58%	Variable	Dec. 2013

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2012.

(In thousands)	Future Principal Payments
July 1, 2012 – December 31, 2012	$—
2013	16,200
2014	—
2015	—
2016	—
Thereafter	—
$16,200
The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2012, the Company was in compliance with debt covenants under the mortgage note payable agreement.
Note 6 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below. The Company did not have any mortgage notes payable or notes payable outstanding as of December 31, 2011.

		Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2012	June 30, 2012
Mortgage note payable	3	$16,200	$16,200
Note payable	3	$3,000	$3,000
 The fair value of the mortgage and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 7 — Common Stock
As of June 30, 2012, and December 31, 2011, the Company had 0.3 million and 33,056 shares of common stock outstanding, including unvested restricted shares and had received total proceeds of $3.1 million and $0.2 million, respectively.
On September 19, 2011, the Company's board of directors authorized, and the Company, declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
Note 8 — Commitments and Contingencies
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
Note 9 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 220,000 and 20,000 shares of the Company’s outstanding common stock as of June 30, 2012 and December 31, 2011, respectively. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or it's affiliated entities on behalf of the Company are reflected in the accompanying balance sheets in additional paid-in capital. As of June 30, 2012 and December 31, 2011, the Company had $2.4 million and $1.6 million, respectively, payable to affiliated entities primarily related to funding the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Company incurred total commissions and dealer manager fees from the Dealer Manager of $0.1 million for the three and six months ended June 30, 2012. There were no such fees incurred during the three and six months ended June 30, 2011.
The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering costs reimbursements from the Advisor and Dealer Manager during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June, 30
(in thousands)	2012	2011	2012	2011
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$423	$239	$812	$484

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.7 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs were $4.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2012.
The Company had accrued expenses payable to the Advisor and Dealer Manager of $2.7 million and $1.9 million as of June 30, 2012, and December 31, 2011, respectively, for services related to the IPO and offering and other cost reimbursements paid on behalf of the Company.
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
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable. No such fees were incurred during the three and six months ended June 30, 2012 or 2011.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table details amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the three and six months ended June 30, 2012. No such fees were incurred or forgiven during the three and six months ended June 30, 2011.

	Three and Six Months Ended
	June 30, 2012
(In thousands)	Incurred	Forgiven (1)
One-time fees:
Acquisition fees and related cost reimbursements	$324	$—
Financing coordination fees	162	—
Other expense reimbursements	—	—
Ongoing fees:
Asset management fees	—	8
Property management and leasing fees	—	1
Total related party operation fees and reimbursements	$486	$9
_________________________________

(1)
These cash fees have been waived. The Company's board of directors may elect, subject to the Advisor's approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares of common stock.

The Company will reimburse the Advisor’s costs of providing services related to the Company, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursements were incurred from the Advisor for providing services during the three and six months ended June 30, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. There were no expenses absorbed during the three and six months ended June 30, 2012 or 2011.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2012 or 2011.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 7% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and six months ended June 30, 2012 or 2011.
The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during the three and six months ended June 30, 2012 or 2011.
  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 10 — Economic Dependency
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
Note 11 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2012 and December 31, 2011, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the six months ended June 30, 2012:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	9,000	$10.00
Granted	12,000	9.25
Vested	(1,200)	10.00
Forfeitures	(3,000)	10.00
Unvested, June 30, 2012	16,800	$9.46
Adjusted for the timing of board member resignations, compensation expense related to restricted stock was approximately $(1,000) and $4,000 during the three and six months ended June 30, 2012, respectively. Compensation expense related to restricted stock was approximately $5,000 for the three and six months ended June 30, 2011.
Note 12 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June, 30
(In thousands)	2012	2011	2012	2011
Net loss	$(665)	$(99)	$(771)	$(115)
Weighted average common shares outstanding	301,023	20,000	187,974	20,000
Net loss per share, basic and diluted	$(2.21)	NM	$(4.10)	NM
________________
NM - not meaningful
As of June 30, 2012, the Company had 16,800 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.
Note 13 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of July 31, 2012, the Company had 362,123 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of July 31, 2012, the aggregate value of all share issuances was $3.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
Total capital, including shares issued under the DRIP, net of common stock redemptions, raised to date is as follows:

Source of Capital (in thousands)	Inception to June 30, 2012	July 1 to July 30, 2012	Total
Common shares	$3,052	$166	$3,218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital — Retail Centers of America, Inc, a Maryland corporation, and, as required by context, to American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital — Retail Centers of America, Inc. is externally managed by American Realty Capital Retail Advisor, LLC (our “Advisor”), a Delaware limited liability company.
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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the credit markets of the United States of America.

•	We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own one property.
Overview
We were incorporated on July 29, 2010, as a Maryland corporation that intends to qualify as a REIT for the taxable year ending December 31, 2012.  On March 17, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
On March 5, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. At June 30, 2012, we had 0.3 million shares of common stock outstanding, including unvested restricted shares and had received total gross proceeds of $3.1 million. As of June 30, 2012, the aggregate value of issuances and subscriptions of common stock outstanding was $3.2 million based on a per share value of $10.00.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of June 30, 2012, the Company owned one property with a purchase price of $21.6 million, comprising 105,970 square feet, which was 94.7% leased.
Substantially all of our business is conducted through the OP. The Advisor is our affiliated advisor. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Revenue Recognition
 Certain properties may have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants is included in tenant reimbursement income in the period the related costs are incurred, as applicable.
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.
Real Estate Investments
We record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets and tenant improvements.
Impairment of Long Lived Assets
Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Allocation of Purchase Price of Acquired Assets
 We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, fixtures and tenant and land improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, buildings, improvements and fixtures are based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
 The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We also estimate costs to execute a similar lease including leasing commissions, legal and other related expenses.
  Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place lease and management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
 The value of in-place leases is amortized to expense over the initial term of the respective lease. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our financial position or results of operations.
Results of Operations
 We purchased our first property and commenced our real estate operations in June 2012. As of June 30, 2012, we owned one property with a purchase price of $21.6 million, comprising of 105,970 square feet, which was 94.7% leased. As of June 30, 2011, we did not own any properties. Accordingly, our results of operations for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 reflect significant increases in most categories.
Comparison of the Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011
Rental Income
Rental income for the three months ended June 30, 2012 was $0.1 million. Rental income was driven by our acquisition of one property for a purchase price of $21.6 million, representing 105,970 square feet, which was 94.7% leased as of June 30, 2012, with an annualized rental income per square foot of $15.73. We did not own any properties and therefore, had no rental income during the three months ended June 30, 2011.

Operating Expense Reimbursements
Operating expense reimbursements were approximately $22,000 for the three months ended June 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. We did not own any properties and therefore, had no operating expense reimbursement revenue for the three months ended June 30, 2011.
Property Operating Expenses
Property operating expenses were approximately $27,000 for the three months ended June 30, 2012. These costs primarily relate to the costs associated with maintaining our property including real estate taxes, utilities, repairs, maintenance and property management fees incurred from our Service Provider. We did not own any properties and therefore, had no property operating expenses for the three months ended June 30, 2011.
Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the three months ended June 30, 2012. For the three months ended June 30, 2012, we would have incurred aggregate asset management and property management fees of approximately $9,000 had these fees not been waived. We did not own any properties and therefore had no operating fees to affiliates for the three months ended June 30, 2011.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense was approximately $0.4 million for the three months ended June 30, 2012. These costs related to our acquisition of one property for a purchase price of $21.6 million. We did not own any properties and therefore did not incur acquisition and transaction related costs for the three months ended June 30, 2011.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2012 and 2011 remained relatively flat at $0.1 million. General and administrative expense primarily included board member compensation, directors and officers insurance costs and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2012, related to the acquisition of one property for a purchase price of $21.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the three months ended June 30, 2011.
Interest Expense
Interest expense for the three months ended June 30, 2012 was $0.1 million, primarily related to our mortgage notes payable of $16.2 million with a an effective interest rate of 5.58%, which was used to fund a portion of the purchase price of our one property. Interest expense also includes interest related to our unsecured note payable, received in June 2012, of $3.0 million, which bears interest at 8%. There were no mortgage or notes payable and therefore no interest expense during the three months ended June 30, 2011.
Comparison of the Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011
Rental Income
Rental income for the six months ended June 30, 2012 was $0.1 million. Rental income was driven by our acquisition of one property for a purchase price of $21.6 million, representing 105,970 square feet, which was 94.7% leased as of June 30, 2012, with an annualized rental income per square foot of $15.73. We did not own any properties and therefore, had no rental income during the six months ended June 30, 2011.
Operating Expense Reimbursements
Operating expense reimbursements were approximately $22,000 for the six months ended June 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. We did not own any properties and therefore, had no operating expense reimbursement revenue for the six months ended June 30, 2011.

Property Operating Expenses
Property operating expenses were approximately $27,000 for the six months ended June 30, 2012. These costs primarily relate to the costs associated with maintaining our property including real estate taxes, utilities, repairs, maintenance and property management fees incurred from our Service Provider. We did not own any properties and therefore, had no property operating expenses for the six months ended June 30, 2011.
Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the six months ended June 30, 2012. For the six months ended June 30, 2012, we would have incurred aggregate asset management and property management fees of approximately $9,000 had these fees not been waived. We did not own any properties and therefore had no operating fees to affiliates for the six months ended June 30, 2011.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense was $0.4 million for the six months ended June 30, 2012. These costs related to our acquisition of one property for a purchase price of $21.6 million. There were no properties purchased and therefore no acquisition and transaction related costs for the six months ended June 30, 2011.
General and Administrative Expenses
General and administrative expense for the six months ended June 30, 2012 and 2011 was approximately $0.2 million and $0.1 million, respectively. The effective date of our IPO occurred on March 17, 2011. We therefore had only approximately 3.5 months of board member compensation, directors and officers insurance and professional fees during the six months ended June 30, 2011 compared to a full six months of expense during the six months ended June 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense was $0.2 million for the six months ended June 30, 2012, related to the purchase of one property for a purchase price of $21.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the six months ended June 30, 2011.
Interest Expense
Interest expense for the six months ended June 30, 2012 was $0.1 million, primarily related to our mortgage notes payable of $16.2 million with a an effective interest rate of 5.58%, which was used to fund a portion of the purchase price of our one property. Interest expense also includes interest related to our unsecured note payable, received in June 2012, of $3.0 million, which bears interest at 8%. There were no mortgage or notes payable and therefore no interest expense during the six months ended June 30, 2011.
Cash Flows for the Six Months Ended June 30, 2012
During the six months ended June 30, 2012, net cash used in operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2012 included $0.4 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.6 million (net loss of $0.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.2 million) as well as an increase in prepaid expenses and other assets of $0.1 million primarily due to prepaid property and directors and officers insurance, rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase of $0.2 million in accounts payable and accrued expenses mainly due to interest payable related to mortgage and notes payable and accrued property operating expenses.
Net cash used in investing activities of $5.2 million during six months ended June 30, 2012 primarily related to the acquisition of one property with a purchase price of $21.6 million, which was financed at acquisition with a $16.2 million mortgage notes payable. We assumed $0.2 million of other liabilities in connection with this acquisition related to tenant deposits and improvements.
Net cash provided by financing activities of $5.7 million during the six months ended June 30, 2012, related to proceeds from the issuance of common stock of $2.8 million, proceeds from notes payable of $3.0 million and $0.8 million in funding from affiliates. These inflows were partially offset by payments related to offering costs of $0.3 million, payments for financing costs of $0.3 million and an increase in restricted cash of $0.2 million.

Cash Flows for the Six Months Ended June 30, 2011
During the six months ended June 30, 2011, net cash used in operating activities was $0.1 million, primarily due to a net loss of $0.1 million, which was offset by cash provided by financing activities of $0.1 million, mainly due to proceeds from affiliates.
Liquidity and Capital Resources
In March 2012, we had raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in June 2012. As of June 30, 2012, we owned one property with a base purchase price of $21.6 million.
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings and undistributed funds from operations.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2012, we had 0.3 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP from proceeds of $3.1 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association (“NASAA”) Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of Liberty Crossing on June 8, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term debt incurred in connection with the acquisition on or before the debt matures in December 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2012, our secured debt leverage ratio (secured mortgage note payable divided by the base purchase price of acquired real estate investments) approximated 75.1%.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of June 30, 2012, we did not receive any repurchase requests or repurchase any of our securities.

As of June 30, 2012, we had cash of approximately $40,000.  We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
We purchased our first property and commenced our real estate operations in June 2012. We will begin reporting FFO and MFFO, after our first full quarter of active operations, which will be the three months ended September 30, 2012.

Distributions
On September 19, 2011, our board of directors authorized, and we declared, a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions began to accrue on June 8, 2012, the date of our initial property acquisition. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment of approximately $13,000 occurred on July 2, 2012.
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
Loan Obligations
The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2012:

		July 1, 2012 to December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$16,200	$—	$16,200	$—	$—
Note payable	3,000	—	3,000	—	—
	$19,200	$—	$19,200	$—	$—
Interest Payments Due:
Mortgage notes payable	$1,337	$453	$884	$—	$—
Note payable	227	123	104	—	—
	$1,564	$576	$988	$—	$—
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of a secured financing and unsecured note payable, bears interest at variable and fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2012, our debt included a fixed-rate note payable, with a carrying value and fair value of $3.0 million. Changes in market interest rates on our fixed-rate debt impacts the fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $30,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $30,000.
At June 30, 2012, our debt included a variable-rate secured mortgage note payable with a carrying value and fair value of $16.2 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by $0.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") during the six months ended June 30, 2012.
On March 17, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stock holders may elect to have their distributions reinvested in additional shares of our common stock. As of June 30, 2012, we have issued $0.3 million shares of our common stock, from $3.1 million of offering proceeds.
The following table reflects the offering costs associated with the issuance of common stock.

Six Months Ended
(in thousands)	June 30, 2012
Selling commissions and dealer manager fees	$72
Other offering costs	1,123
Total offering costs	$1,195

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares.

Six Months Ended
(in thousands)	June 30, 2012
Total commissions paid to the Dealer Manager	$72
Less:
Commissions to participating brokers	(48)
Reallowance to participating broker dealers	(5)
Net to the Dealer Manager	$19

The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs in connection with the issuance and distribution of our registered securities were $4.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold at June 30, 2012.
Cumulative offering costs incurred included $2.7 million from our Advisor and Dealer Manager. Cumulative offering costs exceeded gross proceeds by $1.8 million at June 30, 2012 due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of June 30, 2012, we owned one property with a purchase price of $21.6 million, excluding acquisition costs.
During the six months ended June 30, 2012, we did not receive any repurchase requests or repurchase any of our securities.

Table of Contents

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of the Company
10.1 *	Amended and Restated Escrow Agreement among American Realty Capital - Retail Centers of America, Inc., UMB Bank, N.A. and Realty Capital Securities, LLC
10.14 *	Loan Agreement, dated as of June 8, 2012 between ARC LCROWTX001, LLC and UBS Real Estate Securities Inc.
10.15 *	Loan Agreement, dated as of June 6, 2012, between CAMBR Company, Inc. and American Realty Capital - Retail Centers of America, Inc.
10.16 *	Promissory Note, dated as of June 6, 2012, given by American Realty Capital - Retail Centers of America, Inc. to CAMBR Company, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________________
*    Filed herewith
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012.