Form 10-Q
period 2012-09-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2012-11-14
CIK 1500554

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock on October 31, 2012 was 623,129 shares.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$2,887	$—
Buildings, fixtures and improvements	17,084	—
Acquired intangible lease assets	2,115	—
Total real estate investments, at cost	22,086	—
Less: accumulated depreciation and amortization	(653)	—
Total real estate investments, net	21,433	—
Cash	1,023	—
Restricted cash	176	—
Prepaid expenses and other assets	276	36
Deferred costs, net	269	—
Total assets	$23,177	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Mortgage note payable	$16,200	$—
Note payable	3,000	—
Below-market lease liabilities, net	494	—
Accounts payable and accrued expenses	6,186	3,755
Deferred rent and other liabilities	42	—
Distributions payable	25	—
Total liabilities	25,947	3,755
Preferred stock, $0.01 par value, 50,0000,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 476,750 and 33,056 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5	—
Additional paid-in capital	(1,185)	(3,406)
Accumulated deficit	(1,590)	(313)
Total stockholders’ deficit	(2,770)	(3,719)
Total liabilities and stockholders’ deficit	$23,177	$36

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$409	$—	$499	$—
Operating expense reimbursements	109	—	131	—
Total revenue	518	—	630	—
Operating expenses:
Property operating	115	—	142	—
Operating fees to affiliate	—	—	—	—
Acquisition and transaction related	16	—	387	—
General and administrative	14	89	232	204
Depreciation and amortization	455	—	633	—
Total operating expenses	600	89	1,394	204
Operating loss	(82)	(89)	(764)	(204)
Interest expense	(349)	—	(438)	—
Net loss	$(431)	$(89)	$(1,202)	$(204)
Comprehensive loss	$(431)	$(89)	$(1,202)	$(204)
Basic and diluted weighted average shares outstanding	369,628	20,000	248,967	20,000
Basic and diluted net loss per share	$(1.17)	NM	$(4.83)	NM
 ______________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2012
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2011	33,056	$—	$(3,406)	$(313)	$(3,719)
Issuance of common stock	434,234	5	4,096	—	4,101
Common stock offering costs, commissions and dealer manager fees	—	—	(1,892)	—	(1,892)
Common stock issued through distribution reinvestment plan	460	—	4	—	4
Share-based compensation, net of forfeitures	9,000	—	—	—	—
Amortization of restricted stock	—	—	13	—	13
Distributions declared	—	—	—	(75)	(75)
Net loss	—	—	—	(1,202)	(1,202)
Balance, September 30, 2012	476,750	$5	$(1,185)	$(1,590)	$(2,770)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,202)	$(204)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	375	—
Amortization of intangibles	258	—
Amortization of deferred financing costs	75	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	10	—
Share based compensation	13	10
Changes in assets and liabilities:
Prepaid expenses and other assets	(240)	(20)
Accounts payable and accrued expenses	252	80
Deferred rent and other liabilities	42	—
Net cash used in operating activities	(417)	(134)
Cash flows from investing activities:
Investment in real estate and other assets	(5,198)	—
Net cash used in investing activities	(5,198)	—
Cash flows from financing activities:
Proceeds from note payable	3,000	—
Payments of deferred financing costs	(314)	—
Proceeds from issuance of common stock	4,101	—
Payments of offering costs and fees related to stock issuances	(643)	(1,005)
Distributions paid	(46)	—
Advances from affiliate, net	716	1,138
Restricted cash	(176)	—
Net cash provided by financing activities	6,638	133
Net change in cash	1,023	(1)
Cash, beginning of period	—	1
Cash, end of period	$1,023	$—

Supplemental Disclosures:
Cash paid for interest	$273	$—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	16,200	—
Common stock issued through distribution reinvestment plan	4	—
Accrued offering costs	3,331	1,556

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization

American Realty Capital — Retail Centers of America, Inc. (the “Company”), incorporated on July 29, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2012.  On March 17, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price of the IPO.

On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. At September 30, 2012, the Company had 0.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from these issuances of $4.4 million. As of September 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $4.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of September 30, 2012, the Company owned one property with a purchase price of $21.6 million, comprising 105,970 square feet which was 94.7% leased.

Substantially all of the Company’s business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. American Realty Capital Retail Advisor, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of the OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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
September 30, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 21, 2012.

There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2012 other than the updates described below.

Development Stage Company

On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased its first property and commenced operations on June 8, 2012, and as of such date was no longer considered to be a development stage company.

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
September 30, 2012
(Unaudited)

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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2012. There were no assets acquired or liabilities assumed during the nine months ended September 30, 2011.

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2012
Real estate investments, at cost:
Land	$2,887
Buildings, fixtures and improvements	17,084
Total tangible assets	19,971
Acquired intangibles:
In-place leases	1,916
Above-market lease assets	199
Below market lease liabilities	(504)
Total assets acquired, net	21,582
Mortgage notes payable used to acquire real estate investments	(16,200)
Other liabilities assumed	(184)
Cash paid for acquired real estate investments	$5,198
Number of properties purchased	1

The Company acquires and operates retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Buildings, fixtures and improvements include $17.1 million, comprised of $11.8 million, $1.0 million and $3.6 million, assigned to buildings, fixtures and land improvements, respectively, which is based upon a cost segregation analysis on such assets prepared by an independent third party specialist, as well as $0.7 million of tenant improvements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company's portfolio of real estate properties is comprised of the following property as of September 30, 2012:

Portfolio	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
						(In thousands)	(In thousands)
Liberty Crossing	Jun. 2012	1	105,970	94.7%	4.2	$1,544	$21,582	7.2%	$15.73
_____________________

(1)	Remaining lease term in years as of September 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended September 30, 2012, or since acquisition date, for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of September 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table presents pro forma information as if the acquisition during the nine months ended September 30, 2012 and September 30, 2011, had been consummated on January 1, 2011:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Pro forma revenues	$1,513	$1,513
Pro forma net loss	$(1,571)	$(1,885)

The following table presents future minimum base rent cash payments due to the Company subsequent to September 30, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2012 — December 31, 2012	$406
2013	1,352
2014	1,106
2015	1,101
2016	1,080
Thereafter	1,952
$6,997

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2012:

Tenant	September 30, 2012
Ross Dress for Less, Inc.	18.1%
PetSmart, Inc.	15.6%

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of September 30, 2012:

State	September 30, 2012
Texas	100.0%

The Company owned properties in no other state that in total represented more than 10% of the annualized rental income on a straight-line basis as of September 30, 2012.

Note 4 — Note Payable

In June 2012, the Company entered into an unsecured $3.0 million note payable with an unaffiliated third party. The note payable bears interest at a fixed rate of 8.0% per annum and matures in June 2013. The note payable contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The note payable may be prepaid from time to time and at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1% of the original loan amount upon final payment of the note payable. As of September 30, 2012, there was $3.0 million outstanding on the note payable. The Company did not have any note payable outstanding at December 31, 2011.

The Company's sources of financing generally contain financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth.

Note 5 — Mortgage Note Payable

The Company's mortgage note payable as of September 30, 2012 consists of the following. The Company did not have any mortgage notes payable outstanding as of December 31, 2011.

	Encumbered	Outstanding Loan Amount as of	Effective
Portfolio	Properties	September 30, 2012	Interest Rate	Interest Rate	Maturity
		(In thousands)
Liberty Crossing	1	$16,200	5.58%	Variable	Dec. 2013

The mortgage note payable bears interest at (i) the greater of (A) 0.5%, or (B) one-month LIBOR with respect to Eurodollar rate loans, plus (ii) a margin of 5.0%. The mortgage note payable requires monthly interest-only payments through June 2013. Commencing July 2013, principal and interest will be due monthly through maturity in December 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table summarizes the scheduled aggregate principal payments for the Company's mortgage note payable subsequent to September 30, 2012.

(In thousands)	Future Principal Payments
October 1, 2012 — December 31, 2012	$—
2013	16,200
2014	—
2015	—
2016	—
Thereafter	—
$16,200

The Company's sources of recourse financing generally contain financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of September 30, 2012, the Company was in compliance with all the financial covenants under the mortgage note payable agreement.

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

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below. The Company did not have any mortgage notes payable or notes payable outstanding as of December 31, 2011.

		Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2012	September 30, 2012
Mortgage note payable	3	$16,200	$16,200
Note payable	3	$3,000	$3,000

The fair value of the note payable is obtained by calculating the present value at current market rates. The interest rate of the mortgage note payable is determined by variable market rates and the Company's leverage ratio, and has terms commensurate with market; as such, the outstanding balance on the mortgage note payable approximates fair value.

Note 7 — Common Stock

As of September 30, 2012, and December 31, 2011, the Company had 0.5 million and 33,056 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds of $4.4 million and $0.2 million, respectively.

On September 19, 2011, the Company's board of directors authorized, and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

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

Note 9 — Related Party Transactions and Arrangements

The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 242,222 and 20,000 shares of the Company’s outstanding common stock as of September 30, 2012 and December 31, 2011, respectively. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying consolidated balance sheets in additional paid-in capital. As of September 30, 2012 and December 31, 2011, the Company had $2.4 million and $1.6 million, respectively, payable to affiliated entities primarily related to funding the payment of third party professional fees and offering costs included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Company incurred total commissions and dealer manager fees from the Dealer Manager of $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively. There were no such fees incurred during the three and nine months ended September 30, 2011.

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs reimbursements from the Advisor and Dealer Manager during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$398	$406	$1,210	$1,151

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.3 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the IPO offering period. As of September 30, 2012, cumulative offering costs were $5.6 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2012.

The Company had accrued expenses payable to the Advisor and Dealer Manager of $3.1 million and $1.9 million as of September 30, 2012, and December 31, 2011, respectively, for services related to the IPO and offering and other cost reimbursements paid on behalf of the Company.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company pays the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Advisor as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period.

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

In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable. No such fees were incurred during the three and nine months ended September 30, 2012 or 2011.

The following table details amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the three and nine months ended September 30, 2012. No such fees were incurred or forgiven during the three and nine months ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012		2012
(In thousands)	Incurred	Forgiven (1)	Incurred	Forgiven (1)
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$324	$—
Financing coordination fees	—	—	162	—
Other expense reimbursements	—	—	—	—
Ongoing fees:
Asset management fees	—	—	—	8
Property management and leasing fees	—	5	—	6
Total related party operation fees and reimbursements	$—	$5	$486	$14
_________________________________

(1)
These fees have been waived. The Company's board of directors may elect, subject to the Advisor's approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares of common stock.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company will reimburse the Advisor’s costs of providing services related to the Company, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursements were incurred from the Advisor for providing services during the three and nine months ended September 30, 2012 or 2011.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. The Advisor absorbed $0.1 million of expenses during the three and nine months ended September 30, 2012, which were recorded as offsets to property operating and general and administrative expense on the consolidated statement of operations. There were no expenses absorbed during the three and nine months ended September 30, 2011.

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

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2012 or 2011.

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 7% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and nine months ended September 30, 2012 or 2011.

The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 7% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred during the three and nine months ended September 30, 2012 or 2011.

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
September 30, 2012
(Unaudited)

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

Note 11 — Share-Based Compensation

Stock Option Plan

 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2012 and December 31, 2011, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the nine months ended September 30, 2012:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2011	9,000	$10.00
Granted	12,000	9.25
Vested	(1,200)	10.00
Forfeitures	(3,000)	10.00
Unvested, September 30, 2012	16,800	$9.46

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Adjusted for the timing of board member resignations, compensation expense related to restricted stock was approximately $9,000 and $13,000 during the three and nine months ended September 30, 2012, respectively. Compensation expense related to restricted stock was approximately $5,000 and $10,000 for the three and nine months ended September 30, 2011, respectively.

Note 12 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(431)	$(89)	$(1,202)	$(204)
Weighted average shares of common stock outstanding	369,628	20,000	248,967	20,000
Net loss per share, basic and diluted	$(1.17)	NM	$(4.83)	NM
________________
NM - not meaningful

As of September 30, 2012 and 2011, the Company had 16,800 and 9,000 shares of unvested restricted stock outstanding, respectively, which were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

 As of October 31, 2012, the Company had 623,129 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of October 31, 2012, the aggregate value of all share issuances was $6.1 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

Total capital, including shares issued under the DRIP, net of common stock repurchases, raised to date is as follows:

Source of Capital (in thousands)	Inception to September 30, 2012	October 1 to October 31, 2012	Total
Shares of common stock	$4,350	$1,490	$5,840

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc, a Maryland corporation, and, as required by context, to American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital — Retail Centers of America, Inc. is externally managed by American Realty Capital Retail Advisor, LLC (our “Advisor”), a Delaware limited liability company.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the “Service Provider”), and its affiliates may have conflicts of interests in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

•
The Service Provider and its affiliates will have to allocate their time between providing services to our Advisor and other real estate programs and other activities in which they are presently involved or may be involved in the future.

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

Overview

We are a Maryland corporation incorporated on July 29, 2010, that intends to qualify as a REIT for the taxable year ending December 31, 2012.  On March 17, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-169355) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price of the IPO.

On March 5, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. At September 30, 2012, we had 0.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from these issuances of $4.4 million. As of September 30, 2012, the aggregate value of issuances and subscriptions of common stock outstanding was $4.6 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of September 30, 2012, the Company owned one property with a purchase price of $21.6 million, comprising 105,970 square feet, which was 94.7% leased.

Substantially all of our business is conducted through the OP. The Advisor is our affiliated advisor. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of the OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We do not have any paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, the Service Provider, pursuant to which the Service Provider has agreed to provide, subject to the Advisor’s oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. The Dealer Manager, an affiliate of our sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of our IPO. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

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

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the offering.

Revenue Recognition

 Certain properties may have leases where minimum rent payments increase during the term of the lease. We record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption to have a material impact on our financial position or results of operations.

Results of Operations

 We purchased our first property and commenced our real estate operations in June 2012. As of September 30, 2012, we owned one property with a purchase price of $21.6 million, comprising of 105,970 square feet, which was 94.7% leased. As of September 30, 2011, we did not own any properties. Accordingly, our results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 reflect significant increases in most categories.

Comparison of the Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Rental Income

Rental income for the three months ended September 30, 2012 was $0.4 million. Rental income was driven by our acquisition of one property for a purchase price of $21.6 million, representing 105,970 square feet, which was 94.7% leased as of September 30, 2012, with an annualized rental income per square foot of $15.73. We did not own any properties and therefore, had no rental income during the three months ended September 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements were approximately $0.1 million for the three months ended September 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. We did not own any properties and therefore, had no operating expense reimbursement revenue for the three months ended September 30, 2011.

Property Operating Expenses

Property operating expenses were approximately $0.1 million for the three months ended September 30, 2012. These costs primarily relate to the costs associated with maintaining our property including real estate taxes, utilities, repairs, maintenance and property management fees incurred from our Service Provider. These costs were partially offset by the absorption of $44,000 of property operating expenses by the Advisor during the three months ended September 30, 2012. We did not own any properties and therefore, had no property operating expenses for the three months ended September 30, 2011.

Operating Fees to Affiliates

Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties. Our Property Manager elected to waive these fees for the three months ended September 30, 2012. For the three months ended September 30, 2012, we would have incurred property management fees of approximately $5,000 had these fees not been waived. There were no asset management fees incurred or forgiven by the Advisor during the three months ended September 30, 2012. We did not own any properties and therefore had no operating fees to affiliates for the three months ended September 30, 2011.

Acquisition and Transaction Related Expense

Acquisition and transaction related expense was approximately $16,000 for the three months ended September 30, 2012. These costs related to professional fees incurred resulting from our acquisition of one property for a purchase price of $21.6 million. We did not own any properties and therefore did not incur acquisition and transaction related costs for the three months ended September 30, 2011.

General and Administrative Expenses

General and administrative expenses decreased $75,000 to $14,000 for the three months ended September 30, 2012, compared to $89,000 for the three months ended September 30, 2011. General and administrative expense for the three months ended September 30, 2012 and 2011 primarily included board member compensation, directors and officers insurance costs and professional fees. These costs were partially offset by the absorption of $0.1 million of general and administrative expenses by the Advisor during the three months ended September 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense of $0.5 million for the three months ended September 30, 2012 related to the acquisition of one property for a purchase price of $21.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the three months ended September 30, 2011.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $0.3 million and primarily related to our mortgage notes payable of $16.2 million with a an effective interest rate of 5.58%, which was used to fund a portion of the purchase price of our one property. Interest expense also includes interest related to our unsecured note payable, received in June 2012, of $3.0 million, which bears interest at 8%, as well as amortization of deferred financing costs. There were no mortgage or notes payable and therefore no interest expense during the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Rental Income

Rental income for the nine months ended September 30, 2012 was $0.5 million. Rental income was driven by our acquisition of one property for a purchase price of $21.6 million, representing 105,970 square feet, which was 94.7% leased as of September 30, 2012, with an annualized rental income per square foot of $15.73. We did not own any properties and therefore, had no rental income during the nine months ended September 30, 2011.

Operating Expense Reimbursements

Operating expense reimbursements were approximately $0.1 million for the nine months ended September 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. We did not own any properties and therefore, had no operating expense reimbursement revenue for the nine months ended September 30, 2011.

Property Operating Expenses

Property operating expenses were approximately $0.1 million for the nine months ended September 30, 2012. These costs primarily relate to the costs associated with maintaining our property including real estate taxes, utilities, repairs, maintenance and property management fees incurred from our Service Provider. These costs were partially offset by the absorption of $44,000 of property operating expenses by the Advisor during the nine months ended September 30, 2012. We did not own any properties and therefore, had no property operating expenses for the nine months ended September 30, 2011.

Operating Fees to Affiliates

Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, we would have incurred aggregate asset management and property management fees of $14,000 had these fees not been waived. We did not own any properties and therefore had no operating fees to affiliates for the nine months ended September 30, 2011.

Acquisition and Transaction Related Expense

Acquisition and transaction related expense was $0.4 million for the nine months ended September 30, 2012. These costs related to our acquisition of one property for a purchase price of $21.6 million. There were no properties purchased and therefore no acquisition and transaction related costs for the nine months ended September 30, 2011.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2012 and 2011 remained relatively flat at $0.2 million. The effective date of our IPO occurred on March 17, 2011. We therefore had approximately 6.5 months of board member compensation, directors and officers insurance and professional fees during the nine months ended September 30, 2011 compared to a full nine months of expense during the nine months ended September 30, 2012. These costs were partially offset by the absorption of $0.1 million of general and administrative expenses by the Advisor during the nine months ended September 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.6 million for the nine months ended September 30, 2012, related to the purchase of one property for a purchase price of $21.6 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the nine months ended September 30, 2011.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $0.4 million, primarily related to our mortgage notes payable of $16.2 million with a an effective interest rate of 5.58%, which was used to fund a portion of the purchase price of our one property. Interest expense also includes interest related to our unsecured note payable, received in June 2012, of $3.0 million, which bears interest at 8%, as well as amortization of deferred financing costs. There were no mortgage or notes payable and therefore no interest expense during the nine months ended September 30, 2011.

Cash Flows for the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, net cash used in operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2012 included $0.4 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.5 million (net loss of $1.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.7 million) as well as an increase in prepaid expenses and other assets of $0.2 million primarily due to prepaid property and directors and officers insurance, rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase of $0.3 million in accounts payable and accrued expenses mainly due to interest payable related to mortgage and notes payable and accrued property operating expenses, as well as an increase in deferred rent and other liabilities of $42,000 due to the timing of the receipt of rental payments.

Net cash used in investing activities of $5.2 million during nine months ended September 30, 2012 primarily related to the acquisition of one property with a purchase price of $21.6 million, which was financed at acquisition with a $16.2 million mortgage notes payable. We assumed $0.2 million of other liabilities in connection with this acquisition related to tenant deposits and improvements.

Net cash provided by financing activities of $6.6 million during the nine months ended September 30, 2012, related to proceeds from the issuance of common stock of $4.1 million, proceeds from notes payable of $3.0 million and $0.7 million in funding from affiliates, net. These inflows were partially offset by payments related to offering costs of $0.6 million, payments for financing costs of $0.3 million, an increase in restricted cash of $0.2 million and distribution payments of $46,000.

Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, net cash used in operating activities was $0.1 million, primarily due to a net loss of $0.2 million, partially offset by an increase of $0.1 million in accounts payable and accrued expenses.

Net cash provided by financing activities of $0.1 million during nine months ended September 30, 2012 primarily related to $1.1 million in funding from affiliates, partially offset by payments relating to offering costs of $1.0 million.

Liquidity and Capital Resources

In March 2012, we had raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced our real estate operations in June 2012. As of September 30, 2012, we owned one property with a base purchase price of $21.6 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations, the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flows to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2012, we had 0.5 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP, and had received total proceeds from these issuances of $4.4 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association (“NASAA”) Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of Liberty Crossing on June 8, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term debt incurred in connection with the acquisition on or before the debt matures in December 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2012, our secured debt leverage ratio (secured mortgage note payable divided by the base purchase price of acquired real estate investments) approximated 75.1%.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2012, we did not receive any repurchase requests or repurchase any of our securities.

As of September 30, 2012, we had cash of approximately $1.0 million.  We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions

Our Advisor, with the assistance of its Service Provider, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our IPO (the “Prospectus”), we will use the proceeds raised in our IPO to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to six years of the completion of our IPO. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view gains and losses from dispositions of assets as non-recurring items and we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our IPO, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during our offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after our offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented.

Three Months Ended
(In thousands)	September 30, 2012
Net loss (in accordance with GAAP)	$(431)
Depreciation and amortization	455
FFO	24
Acquisition fees and expenses (1)	16
Amortization of above or below market leases and liabilities (2)	8
Straight-line rent (3)	(11)
MFFO	$37
_________________

(1)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)
Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions

On September 19, 2011, our board of directors authorized, and we declared, a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions began to accrue on June 8, 2012, the date of our initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our IPO, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.

During the three months ended September 30, 2012, distributions paid to common stockholders totaled $50,000, inclusive of $4,000 of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended
	September 30, 2012
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$46
Distributions reinvested	4
Total distributions	$50

Source of distribution coverage:
Cash flows provided by operations (1)	$46	92.0%
Proceeds from issuance of common stock	—	—%
Common stock issued under the DRIP / offering proceeds	4	8.0%
Proceeds from financings	—	—%
Total source of distribution coverage	$50	100.0%

Cash flows provided by operations (GAAP basis)	$85
Net loss (in accordance with GAAP)	$(431)
___________________
(1) Cash flows provided by operations for the three months ended September 30, 2012 include acquisition and transaction related expenses of $16,000.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through September 30, 2012:

For the Period from July 29, 2010 (date of inception) to
(In thousands)	September 30, 2012
Distributions paid:
Common stockholders in cash	$46
Common stockholders pursuant to DRIP/offering proceeds	4
Total distributions paid	$50

Reconciliation of net loss:
Revenues	$630
Acquisition and transaction-related	(387)
Depreciation and amortization	(633)
Other operating expenses	(687)
Other non-operating expenses	(438)
Net loss (in accordance with GAAP) (1)	$(1,515)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2012, we were in compliance with the debt covenants under our loan agreements.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2012:

		October 1, 2012 to December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$16,200	$—	$16,200	$—	$—
Note payable	3,000	—	3,000	—	—
	$19,200	$—	$19,200	$—	$—
Interest Payments Due:
Mortgage notes payable	$1,109	$225	$884	$—	$—
Note payable	165	61	104	—	—
	$1,274	$286	$988	$—	$—

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

As of September 30, 2012, our debt included a fixed-rate note payable, with a carrying value and fair value of $3.0 million. Changes in market interest rates on our fixed-rate debt impacts the fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $30,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $30,000.

At September 30, 2012, our debt included a variable-rate secured mortgage note payable with a carrying value and fair value of $16.2 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by $0.2 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the potential risks and uncertainties presented in the section entitled "Risk Factors," contained in the Prospectus, as supplemented, and included in our Registration Statement (File No. 333-169355), as amended from time to time, except for the following:

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.

We began to pay distributions in July 2012. Our cash flows provided by operations were $85,000 for the three months ended September 30, 2012. During the three months ended September 30, 2012, we paid distributions of $50,000, of which $46,000, or 92.0%, was funded from cash flows from operations and $4,000, or 8.0%, was funded from proceeds from common stock issued under the DRIP. However, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") during the nine months ended September 30, 2012.

On March 17, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of September 30, 2012, we have issued 0.5 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from these issuances of $4.4 million.

Table of Contents

The following table reflects the offering costs associated with the issuance of common stock.

Nine Months Ended
(in thousands)	September 30, 2012
Selling commissions and dealer manager fees	$192
Other offering costs	1,700
Total offering costs	$1,892

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

Nine Months Ended
(in thousands)	September 30, 2012
Total commissions paid to the Dealer Manager	$192
Less:
Commissions to participating brokers	(131)
Reallowance to participating broker dealers	(13)
Net to the Dealer Manager	$48

The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, cumulative offering costs in connection with the issuance and distribution of our registered securities were $5.6 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold at September 30, 2012.

Cumulative offering costs incurred included $3.1 million from our Advisor and Dealer Manager. Cumulative offering costs exceeded gross proceeds by $1.2 million at September 30, 2012 due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2012, we owned one property with a purchase price of $21.6 million, excluding acquisition costs.

During the nine months ended September 30, 2012, we did not receive any repurchase requests or repurchase any of our securities.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated: November 13, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.17 *	Purchase and Sale Agreement, dated as of September 10, 2012, by and between BB Fonds International 1 USA, L.P. and American Realty Capital IV, LLC
10.18 *	Third Amendment to the Advisory Agreement, between American Realty Capital - Retail Centers of America, Inc. and American Realty Capital Retail Advisor, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________________
*    Filed herewith