Form 10-K
period 2012-12-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2013-03-12
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

(212) 415-6500
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169355), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $0.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).

The number of outstanding shares of the registrant's common stock on February 28, 2013 was 963,770 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

FORM 10-K
Year Ended December 31, 2012

i

Forward-Looking Statements

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital - Retail Centers of America, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We and American Realty Capital Retail Advisor, LLC, our advisor (the "Advisor") have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the "Service Provider"), and its affiliates may have conflicts of interests in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

•
The Service Provider and its affiliates will have to allocate their time between providing services to our Advisor and other real estate programs and other activities in which they are presently involved or may be involved in the future.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the "IPO" or "our offering"), which commenced on March 17, 2011, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

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

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

ii

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States of America.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own two properties.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

iii

PART I

Item 1. Business

We were incorporated on July 29, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012.  On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

On March 5, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of December 31, 2012, we had 0.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from these issuances of $7.9 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $8.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of December 31, 2012, we owned two properties with an aggregate purchase price of $54.2 million, comprised of 0.3 million rentable square feet which were 96.5% leased on a weighted average basis.

Substantially all of our business is conducted through the American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 OP units, which represent a nominal percentage of the aggregate OP ownership. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of the OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We do not have any paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, the Service Provider, pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. The Dealer Manager serves as the dealer manager of our IPO. The Advisor and Dealer Manager are related parties, as entities wholly owned by our sponsor, American Realty Capital IV, LLC (the "Sponsor"), and have received and/or will receive, as applicable, compensation and fees for services related to our IPO and for the investment and management of our assets. Such entities receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

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

Primary Investment Focus

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

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of our IPO that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties and the amount of proceeds raised in our IPO.

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

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012:

Tenant	December 31, 2012
Toys "R" Us - Delaware, Inc.	19.3%
The Container Store, Inc.	11.7%

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

While we do not expect to invest more than 15% of the net proceeds of our IPO in real estate-related debt or investments, our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:

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

Acquisition Structure

We anticipate acquiring fee interests in properties (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers.

International Investments

We do not intend to invest in real estate outside of the United States or make other real estate investments related to assets located outside of the United States.

Development and Construction of Properties

We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties, except for instances where we may invest in existing enclosed mall opportunities for de-malling and reconfiguration into an open air format, in an amount expected not to exceed 20% of our assets.

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

Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer's interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer's interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

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

Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, or the "NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.

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

Competition

The retail real estate market is highly competitive. We compete in all of our markets with other owners and operators of retail real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

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

Employees

As of December 31, 2012, we have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

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

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues will be from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties will be aggregated into one reportable segment. For information on revenues from external customers, a measure of profit or loss and total assets of our company, see our consolidated financial statements beginning of page F-1.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors

Risks Related to an Investment in American Realty Capital - Retail Centers of America, Inc.

We have limited operating history and financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on July 29, 2010. We acquired our first property in June 2012 and as of December 31, 2012, we have acquired only two properties and do not otherwise have any operations or independent financing. Our Advisor's prior real estate experience has not focused on the ownership and operation of real estate properties of the type in which we will invest. Our Advisor is responsible for managing our affairs and providing administrative services on a day-to-day basis and has retained the Service Provider to provide, subject to its oversight, real estate-related services and disposition services. While our Advisor will be responsible for overseeing the performance of the Service Provider and for making recommendations to our board of directors in respect of potential investments, financings and dispositions, the Service Provider and its affiliates will be primarily responsible for identifying investments and providing asset management and disposition services in connection with investments. For this and other reasons, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.

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

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment. In addition, the prior public and non-public programs sponsored by the American Capital Group of companies did not produce net income during the years 2008 through 2011. There can be no assurance that we will outperform such programs.

Because our IPO is a blind pool offering, you will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.

We have not yet acquired all of the properties or other investments and have not yet identified all of the investments that we may make. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of the investments. We will seek to invest substantially all our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate properties and real-estate related assets. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that those investments are advantageous to us.

You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

Our Sponsor has invested $2.4 million in us through the purchase of 242,222 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Service Provider and its affiliates with respect to locating suitable investments, selecting tenants for our properties and securing independent financing arrangements and upon the performance of our Advisor, which will oversee the Service Provider's performance with respect to such real estate-related services and ultimately will make recommendations to our board of directors in respect of potential investments, financings and dispositions. As of December 31, 2012, we owned two properties. Except for those investors who purchase shares in our IPO after such time as our prospectus is supplemented to describe one or more investments which have been identified, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We cannot be sure that our Advisor or the Service Provider or their respective affiliates will be successful in locating suitable investments on financially attractive terms or that, if we make an investment, our objectives will be achieved. If they are unable to find suitable investments, we will hold the proceeds of our IPO in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, if we cannot find at least one suitable investment within one year after we reach our minimum offering, or if our board of directors determines it is in the best interests of our stockholders, liquidate. In these events, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.

We could suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, if we develop properties, development of properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In particular, where we acquire properties which we intend to re-develop into open-air properties, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor or the Service Provider and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to locate further suitable investments, we will hold the proceeds of our IPO in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to you.

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

Our Advisor has retained the Service Provider to perform some of the services for which our Advisor is responsible under the advisory agreement on its behalf. Although our Advisor ultimately will determine whether to recommend particular investments, financing and dispositions to our board of directors, our Advisor will rely primarily on the Service Provider and its affiliates, subject to the oversight of our Advisor, for identifying, structuring and negotiating investments, managing and leasing our properties and providing asset management and disposition services in connection with our investments. Personnel of our Advisor do not have significant experience in connection with the types of properties in which we propose to invest and, as a result, have engaged the Service Provider and its affiliates. Accordingly, our future success and our ability to implement our investment strategy will depend, to a certain extent, on the Service Provider's and its affiliates' performance of these services. If the Service Provider does not succeed in implementing our investment strategy, our performance will suffer. In addition, since the services agreement will be automatically renewed unless terminated by our Advisor or the Service Provider for cause, or by our Advisor in the event that the advisory agreement is terminated, it may be difficult and costly to terminate and replace the Service Provider.

If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.

We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If our Advisor, the Service Provider or their respective affiliates lose or are unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and William M. Kahane, and key personnel of the Service Provider and its affiliates, each of whom would be difficult to replace. If any of the key personnel were to cease their affiliation with our Advisor or the Service Provider, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor's and the Service Provider's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure you that our Advisor or the Service Provider or its affiliates will be successful in attracting and retaining these skilled personnel. If our Advisor or the Service Provider or its affiliates lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

We may be unable to pay or maintain cash distributions to you or increase distributions to you over time, which could adversely affect the return on your investment.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from these properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT.

We may pay distributions from unlimited amounts of any source, including proceeds of our IPO, which may reduce the amount of capital we are able to invest and reduce the value of your investment.

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

We began paying distributions in the third quarter of 2012. Our cash flows provided by operations were $0.7 million for the six months ended December 31, 2012. During the six months ended December 31, 2012, we paid distributions of $0.1 million, of which $0.1 million was funded from cash flows from operations and $19,000, or 13.6%, was funded from proceeds from common stock issued under the DRIP.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

Our rights and the rights of our stockholders to recover claims against our officers, directors, our Advisor and the Service Provider are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers, our Advisor and our Advisor's affiliates and the Service Provider and the Service Provider's affiliates and permits us to indemnify our employees and agents. However, as required by the NASAA REIT Guidelines, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor, the Service Provider and their respective affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor, the Service Provider and their respective affiliates in some cases which would decrease the cash otherwise available for distribution to you.

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

Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another American Realty Capital-sponsored program were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another American Realty Capital-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.

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

The Service Provider and/or its affiliates are responsible for, and may in the future be responsible for, the selection, acquisition, leasing and management of one or more real estate investment programs in addition to us (including persons or entities with contractual arrangements with the Service Provider and/or its affiliates). We may buy properties at the same time as one or more of these other real estate investment programs. As a result, there may be a conflict between our interests and the interests of the Service Provider and its affiliates in connection with acquisitions of investments, which result may have an adverse impact on us. We cannot be sure that officers and key personnel acting on behalf of the Service Provider and its affiliates will act in our best interests when deciding whether to allocate any particular investment to us. In addition, we may acquire properties in geographic areas where other real estate investment programs or properties managed by the Service Provider and its affiliates own properties. If one of the other real estate investment programs managed by the Service Provider and its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply to the Service Provider's determination of whether to recommend to our Advisor the making or purchase of mortgage, bridge or mezzanine loans or participations therein, since other real estate investment programs the Service Provider may manage may be competing with us for these investments.

Our Advisor and the Service Provider will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on your investment.

We may enter into joint ventures with other American Realty Capital-sponsored programs and real estate investment programs for which the Service Provider and/or its affiliates provide services for the acquisition, development or improvement of properties. Our Advisor and the Service Provider and its affiliates may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor and/or the Service Provider and its affiliates may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since our Advisor and its affiliates, or the Service Provider and its affiliates, as applicable, will control or have a services relationship with both the co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to that joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

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

The American Realty Capital group of companies is currently the sponsor of eight other public offerings of non-traded REIT shares, many of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for an offering of common shares and either are or intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. Additionally, our Sponsor is the sponsor of American Realty Capital Properties, Inc. ("ARCP"), which is a REIT that is actively traded on the NASDAQ Global Select Market, which may conduct one or more offerings during our offering period. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

We disclose modified funds from operations, a non-GAAP financial measure, including in documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors, modified funds from operations ("MFFO"), which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

Because of the differences between MFFO and GAAP net income or loss, MFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, MFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

Our executive officers and officers of our Advisor are part of the senior management or key personnel of the other eight American Realty Capital-sponsored REITs and their advisors. Four other American Realty Capital-sponsored REITs have registration statements that became effective in the past 12 months and currently are offering securities and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor's experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and our IPO matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of the Service Provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the development stage.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, chief operating officer and secretary, also are officers of our Advisor, our Dealer Manager and other affiliated entities, including the other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor and its affiliates and the Service Provider face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, our Advisor and its affiliates will be entitled to fees, a substantial portion of which will be paid to the Service Provider and its affiliates, that are structured in a manner intended to provide incentives to perform in our best interests and in the best interests of our stockholders. However, because our Advisor and the Service Provider do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, our Advisor's and the Service Provider's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend to our board of directors, or the Service Provider could be motivated to recommend to our Advisor, riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's or affiliates' entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending to our board or directors, sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our Advisor is entitled to receive certain fees in connection with selling and reinvesting assets. As a result, our Advisor could be motivated to recommend selling and reinvesting assets to our board of directors because our Advisor would be entitled to receive fees, regardless of the quality of the investment. Our advisory agreement will require us to pay a performance-based termination distribution to our Advisor or its affiliates (a substantial portion of which will be paid by our Advisor to the Service Provider or its affiliates) if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance distribution, which could have the effect of delaying, deferring or preventing the change of control.

Our Sponsor has borrowed funds from the Service Provider, which could result in conflicts of interest.

Prior to our formation, the Service Provider agreed to provide to American Realty Capital IV, LLC, our Sponsor, an interest-free loan of up to $1.5 million. The principal amount of that loan remains outstanding and it has not yet reached maturity. Such transaction resulted in a conflict of interest to our Sponsor in connection with the decision to retain the Service Provider.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest and such conflicts may not be resolved in our favor, which could adversely affect the value of your investment.

Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

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

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or

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

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that the Company and each of our subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test." "Investment securities" excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity's assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

You are bound by the majority vote on matters on which you are entitled to vote, and therefore, your vote on a particular matter may be superseded by the vote of others.

You may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, you will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if you do not vote with the majority on any such matter.

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

Because the Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us, which is customarily performed in underwritten offerings.

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

Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors' interest.

Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor's decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors' interests.

Your interest in us will be diluted if we issue additional shares, which could adversely affect the value of your investment.

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

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to you.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

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

•changes in general, economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.

These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We rely significantly on six major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2012, the following six major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•	Toys "R" Us - Delaware, Inc. represented 19.3% of total annualized rental income on a straight-line basis;

•	The Container Store, Inc. represented 11.7% of total annualized rental income on a straight-line basis;

•	Ross Stores, Inc. represented 6.4% of total annualized rental income on a straight-line basis;

•	Cavendar Stores, LTD. represented 5.7% of total annualized rental income on a straight-line basis;

•	PetSmart, Inc. represented 5.5% of total annualized rental income on a straight-line basis; and

•	Dick's Sporting Goods, Inc. represented 5.4% of total annualized rental income on a straight-line basis.

Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentration. As of December 31, 2012, $4.7 million, or 100.0% of our annualized rental income on a straight-line basis, came from our properties located in Texas. Any downturn in Texas, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant's lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to you could be adversely affected.

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

If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.

The seller of a property often sells its property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our IPO's gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on your investment.

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

Rising expenses could reduce cash flow could adversely affect our ability to make future acquisitions and to pay cash distributions to you.

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

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to you.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such tax onto the tenant, even if some tenant leases permit us to pass through such tax increases to the tenants for payments. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, known as "CC&Rs," restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks.

We may use proceeds from our IPO to acquire properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

Our properties face competition that may affect tenants' ability to pay rent and the amount of rent paid to us may affect the cash available for distribution and the amounts of distributions.

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

Delays in acquisitions of properties may have an adverse effect on your investment.

There may be a substantial period of time before the proceeds of our offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to you.

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

Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to you.

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

Our properties will be subject to the Americans with Disabilities Act of 1990 ("Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties that comply with the Disabilities Act or that allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Retail Industry Risks

The recent economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.

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

Retail conditions may adversely affect our income and our ability to make distributions to you.

A retail property's revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties will be located in public places such as shopping centers and malls, and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

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

In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant's lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These "co-tenancy" provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Competition with other retail channels may reduce our profitability and the return on your investment.

Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

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

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry and have a disproportionate adverse effect on the value of our investments.

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

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of your investment.

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

Because many of our assets will be open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets may be located in large urban areas, which can be subject to elevated levels of crime and urban violence. If violence escalates, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises' security. In addition, we may be exposed to civil liability and be required to indemnify the victims, which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.

If we enter into long-term leases with retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

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

Risks Associated with Debt Financing

We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of your investment.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principals in the United States of America ("GAAP")), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter and in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to not more than 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

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

The domestic and international commercial real estate debt markets are currently experiencing a tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

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

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor as our advisor or our Advisor's ability to replace the Service Provider as the service provider. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.

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

We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the real estate debt security may be impaired. A property's net operating income can be affected by, among other things:

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

During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or "demand" increases the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.

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

Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

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

Before making any investment, we will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our decision whether to originate or purchase such an investment and the price offered for such an investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders' investments.

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

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2012. However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will income corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use taxable REIT subsidiaries that lease such properties from us. We may also use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.

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

Our investments in certain debt instruments may cause us to recognize "phantom income" for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles in the United States of America, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID") or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as "phantom income." In addition, in the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

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

Distributions that we make to our taxable stockholders out of current and accumulated earning and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Also, our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

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

In order to qualify as a REIT for each taxable year ended on or after December 31, 2011, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after 2011.

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

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a "U.S. real property interest" within the meaning of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Our common stock will not constitute a "U.S. real property interest" so long as we are a "domestically-controlled qualified investment entity." A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if: (1) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (1) we are a "pension-held REIT," (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock or (3) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we owned two properties, comprising of 0.3 million square feet which were 96.5% leased on a weighted average basis with a remaining lease term of 5.1 years.

The following table represents certain additional information about the properties we own at December 31, 2012:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Net Operating Income (4)	Annualized Rental Income (5) per Square Foot
							(In thousands)		(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	94.7%	3.9 years	$21,582	7.2%	1,544	$16.62
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	97.4%	5.7 years	$32,600	7.8%	2,540	$15.54
			2	307,935	96.5%	5.1 years	$54,182	7.5%	4,084	$15.91
_____________________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	Annualized net operating income divided by base purchase price.

(4)
Annualized net operating income for the three months ended December 31, 2012, or since acquisition date, for the property portfolio. Net operating income is annualized rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable.

The following table details the geographic distribution of our portfolio as of December 31, 2012:

State	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
Texas	2	307,935	100.0%	4,725	100.0%
_____________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we own as of December 31, 2012. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$4,395
2014	3,778
2015	3,492
2016	3,247
2017	3,047
2018	2,311
2019	1,549
2020	1,504
2021	487
2022	—
Thereafter	—
$23,810

Tenant Concentration

The following table lists the tenants whose square footage represented greater than 10% of total portfolio square footage as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income Per Square Foot
							(In thousands)
Toys "R" Us - Delaware, Inc.	1	60,687	20.4%	January 2021	8.1	5 five-year options	$910	$15.00
Barnes and Noble Booksellers, Inc.	1	35,475	11.9%	February 2014	1.2	None	$448	$12.63
_____________________

(1)	Remaining lease term in years as of December 31, 2012.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Significant Portfolio Properties

The rentable square feet or annualized net operating income of Liberty Crossing and San Pedro Crossing represent each 5% or more or our total portfolio's rentable square feet or annualized rental income on a straight-line basis. The tenant concentration of these portfolios are summarized below.

Liberty Crossing

The following table lists tenants at Liberty Crossing whose square footage and annualized rental income on a straight-line basis is greater than 10% of the total portfolio square footage and total annualized rental income on a straight-line basis of Liberty Crossing as of December 31, 2012, respectively:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Liberty Crossing Total	Lease Expiration	Average Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Liberty Crossing Total	Annualized Rental Income per Square Foot
					(In years)		(In thousands)
Ross Dress For Less	1	27,657	26.1%	January 2019	6.1	Four 5-year options	$301	18.0%	$10.88
PetSmart, Inc.	1	20,087	19.0%	January 2019	6.1	Five 5-year options	$260	15.6%	$12.94
_____________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

San Pedro Crossing

The following table lists tenants at San Pedro Crossing whose square footage or annualized rental income on a straight-line basis is greater than 10% of the total portfolio square footage or total annualized rental income on a straight-line basis of San Pedro Crossing as of December 31, 2012, respectively:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of San Pedro Crossing Total	Lease Expiration	Average Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of San Pedro Crossing Total	Annualized Rental Income per Square Foot
					(In years)		(In thousands)
Toys "R" Us - Delaware, Inc.	1	60,687	30.0%	January 2021	8.1	5 five-year options	$910	29.8%	$14.99
Barnes and Noble Booksellers, Inc.	1	35,475	17.6%	February 2014	1.2	None	$448	14.7%	$12.63
The Container Store, Inc.	1	22,817	11.3%	January 2018	5.1	3 five-year options	$552	18.1%	$24.19
Office Depot	1	21,074	10.4%	December 2014	2.0	3 five-year options	$148	4.8%	$7.02
_____________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Lease Expiration Table

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2012:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2013	6	$474	10.0%	16,905	5.7%
2014	2	549	11.6%	40,975	13.8%
2015	2	210	4.5%	24,703	8.3%
2016	2	294	6.2%	15,228	5.1%
2017	3	273	5.8%	17,525	5.9%
2018	4	872	18.5%	39,241	13.2%
2019	2	561	11.9%	47,744	16.1%
2020	—	—	—%	—	—%
2021	4	1,220	25.8%	81,160	27.3%
2022	1	272	5.7%	13,548	4.6%
Total	26	$4,725	100.0%	297,029	100.0%
_____________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Property Financings

The following table presents certain debt information about the properties we own as of December 31, 2012:

	Encumbered	Outstanding Loan Amount as of	Effective
Portfolio	Properties	December 31, 2012	Interest Rate		Interest Rate	Maturity
		(In thousands)
Liberty Crossing (1) (2)	1	$16,200	5.58%		Variable	Dec. 2013
San Pedro Crossing - Senior Loan (1)	1	17,985	3.79%		Fixed	Jan. 2018
San Pedro Crossing - Mezzanine Loan (1) (3)	—	6,540	10.14%		Fixed	Jan. 2014
Total	2	$40,725	5.52%	(4)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements are guaranteed by AR Capital, LLC, the entity that wholly owns our Sponsor.

(2)
This mortgage note payable bears interest at (i) the greater of (A) 0.5%, or (B) one-month LIBOR with respect to Eurodollar rate loans, plus (ii) a margin of 5.0%. The mortgage note payable requires monthly interest-only payments through June 2013. Commencing July 2013, principal and interest will be due monthly through maturity in December 2013.

(3)
The mezzanine loan encumbers the San Pedro Crossing property. The mezzanine loan bears interest at a fixed rate of 10.0% through June 20, 2013. Commencing June 21, 2013, the mezzanine loan will bear interest at a fixed rate of 14.0% through maturity in January 2014.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012.

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market currently exists for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. which may inhibit large investors from desiring to purchase your shares. Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our DRIP.

In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our Company. Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

Holders

As of February 28, 2013, we had 1.0 million shares of common stock outstanding held by a total of 236 stockholders.

Distributions

We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code.

On September 19, 2011, our board of directors authorized, and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day or $0.64 annually per share of common stock. From a tax perspective, 100% of the amounts distributed by us during the year ended December 31, 2012 represent a return of capital.

Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on July 2, 2012, relating to the period from June 8, 2012 (date of our first property acquisition) through June 30, 2012. The following table reflects distributions paid in cash and through the DRIP to common stockholders for the year ended December 31, 2012:

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid
1st Quarter, 2012	$—	$—	$—
2nd Quarter, 2012	—	—	—
3rd Quarter, 2012	46	4	50
4th Quarter, 2012	75	15	90
Total	$121	$19	$140

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Advisor may waive certain fees. The Advisor may elect to waive its fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the year ended December 31, 2012, the Advisor absorbed $0.1 million and $0.3 million of property operating and general and administrative expenses, respectively. There were no such costs absorbed by the Advisor during the year ended December 31, 2011. Additionally, the Advisor, at its election, may contribute capital to enhance our cash position for distribution purposes. Any contributed capital amounts are not reimbursable to our Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.

During the six months ended December 31, 2012, cash used to pay our distributions was generated from funds received from property operating results and distributions reinvested pursuant to the DRIP. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will continue to use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions, as applicable. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation

Stock Option Plan

We have a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of our IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan.

Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2012:

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

Restricted Share Plan

We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of common shares granted under the RSP will not exceed 5.0% of our authorized common shares pursuant to the IPO, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2012, we had 13,800 unvested restricted shares in the RSP.

Recent Sale of Unregistered Equity Securities

We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2012 and 2011. During the period from July 29, 2010 (date of inception) to December 31, 2010, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs.

Use of Proceeds from Sales of Registered Securities

On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of December 31, 2012, we have issued 0.8 million shares of common stock, including unvested restricted shares and shares issued under the DRIP. As of December 31, 2012, we had received $7.9 million of offering proceeds from the sale of common stock, including proceeds pursuant to the DRIP.

The following table reflects the offering costs associated with the issuance of common stock.

	Years Ended		Period from July 29, 2010 (Date of Inception) to December 31, 2010
(in thousands)	December 31, 2012	December 31, 2011
Selling commissions and dealer manager fees	$561	$—	$—
Other offering costs	2,357	2,504	1,155
Total offering costs	$2,918	$2,504	$1,155

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

	Years Ended		Period from July 29, 2010 (Date of Inception) to December 31, 2010
(in thousands)	December 31, 2012	December 31, 2011
Total commissions paid to the Dealer Manager	$561	$—	$—
Less:
Commissions to participating brokers	(366)	—	—
Reallowance to participating broker dealers	44	—	—
Net to the Dealer Manager	$239	$—	$—

We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are our Advisor's responsibility. As of December 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.9 million. Our Advisor elected to cap cumulative offering costs incurred us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, cumulative offering costs were $6.6 million. Cumulative offering costs, net of unpaid amounts, exceeded the 15% threshold by $1.1 million as of December 31, 2012.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of December 31, 2012, we owned two properties with an aggregate purchase price of $54.2 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% (or 1.25% per calendar quarter) of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our distribution reinvestment plan and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we received from our distribution reinvestment plan in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

 Unless the shares of our common stock are being repurchased in connection within a stockholder's death, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.

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

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

During the years ended December 31, 2012 and 2011 and the period from July 29, 2010 (date of inception) to December 31, 2010, we did not receive any repurchase requests or repurchase any of our securities.

The share repurchase program immediately will terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2012 and 2011 and as of and for the period from July 29, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (in thousands)	2012	2011	2010
Total real estate investments, at cost	$55,057	$—
Total assets	55,724	36	1,156
Mortgage notes payable	40,725	—
Notes payable	7,235	—
Total liabilities	57,046	3,755	956
Total stockholders' (deficit) equity	(1,322)	(3,719)	200

	Years Ended December 31,		For the Period from July 29, 2010 (Date of Inception) to December 31,
Operating data (In thousands, except share and per share data)	2012	2011	2010
Revenues:
Rental income	$990	$—	$—
Operating expense reimbursements	276	—	—
Total revenue	1,266	—	—
Operating expenses:
Property operating	295	—	—
Acquisition and transaction related	987	—	—
General and administrative	245	313	—
Depreciation and amortization	1,108	—	—
Total operating expenses	2,635	313	—
Operating loss	(1,369)	(313)	—
Interest expense	(833)	—	—
Net loss	$(2,202)	$(313)	$—

Other data:
Cash flows provided by (used in) operating activities	$187	$(260)	$—
Cash flows used in investing activities	$(12,902)	$—	$—
Cash flows provided by financing activities	$12,993	$259	$1
Per share data:
Net loss per common share - basic and diluted	$(6.15)	NM	NM
Distributions declared per common share	$0.64	NM	NM
Weighted-average number of common shares outstanding, basic and diluted	358,267	21,000	20,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated on July 29, 2010, as a Maryland corporation, that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes for the taxable year ended December 31, 2012.  On March 17, 2011, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95% of the offering price of the IPO.

On March 5, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of December 31, 2012, we had 0.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from these issuances of $7.9 million. As of December 31, 2012, the aggregate value of issuances and subscriptions of common stock outstanding was $8.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of December 31, 2012, we owned two properties with an aggregate purchase price of $54.2 million, comprised of 0.3 million square feet which were 96.5% leased on a weighted average basis.

Substantially all of our business is conducted through the American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. American Realty Capital Retail Advisor, LLC (the "Advisor") is our affiliated advisor. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 202 OP units, which represents a nominal percentage of the aggregate OP ownership. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of the OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We do not have any paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of our sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of our IPO. The Advisor and Dealer Manager are related parties and have received and/or will receive, as applicable, compensation and fees for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

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

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO.

Revenue Recognition

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

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately one to ten years. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Results of Operations

 We purchased our first property and commenced active operations in June 2012. As of December 31, 2012, we owned two properties with an aggregate purchase price of $54.2 million, comprising of 0.3 million square feet which were 96.5% leased on a weighted average basis. As of December 31, 2011 and 2010, we did not own any properties. Accordingly, our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and the period from July 29, 2010 (date of inception) to December 31, 2010 reflect significant increases in most categories.

Comparison of the Year Ended December 31, 2012 to Year Ended December 31, 2011

Rental Income

Rental income for the year ended December 31, 2012 was $1.0 million. Rental income was driven by our acquisition of two properties for an aggregate purchase price of $54.2 million, representing 0.3 million square feet, which were 96.5% leased on a weighted average basis as of December 31, 2012. We did not own any properties and therefore, had no rental income during the year ended December 31, 2011.

Operating Expense Reimbursements

Operating expense reimbursements were $0.3 million for the year ended December 31, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. We did not own any properties and therefore, had no operating expense reimbursement revenue for the year ended December 31, 2011.

Property Operating Expense

Property operating expense was $0.3 million for the year ended December 31, 2012. These costs primarily relate to the costs associated with maintaining our properties including real estate taxes, utilities, repairs, maintenance and property management fees incurred from our Service Provider. These costs were partially offset by the absorption of $0.1 million of property operating expenses by the Advisor during the year ended December 31, 2012. We did not own any properties and therefore, had no property operating expenses for the year ended December 31, 2011.

Operating Fees to Affiliates

Our affiliated Advisor and Service Provider are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the year ended December 31, 2012. For the year ended December 31, 2012, we would have incurred aggregate asset management and property management fees of $0.1 million had these fees not been waived. We did not own any properties and therefore had no operating fees to affiliates for the year ended December 31, 2011.

Acquisition and Transaction Related Expense

Acquisition and transaction related expense was $1.0 million for the year ended December 31, 2012. These costs related to our acquisition of two properties for an aggregate purchase price of $54.2 million. There were no properties purchased and therefore no acquisition and transaction related costs for the year ended December 31, 2011.

General and Administrative Expense

General and administrative expense decreased $0.1 million to $0.2 million for the year ended December 31, 2012, compared to $0.3 million for the year and December 31, 2011. The effective date of our IPO occurred on March 17, 2011. We therefore had approximately 9.5 months of board member compensation, directors and officers insurance and professional fees during 2011, compared to a full year of expense during the year ended December 31, 2012; however, the 2012 costs were partially offset by the absorption of $0.3 million of general and administrative expenses by the Advisor during the year ended December 31, 2012, which led to the overall decrease in general and administrative expense in 2012 as compared to 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.1 million for the year ended December 31, 2012, related to the purchase of two properties for an aggregate purchase price of $54.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the year ended December 31, 2011.

Interest Expense

Interest expense for the year ended December 31, 2012 was $0.8 million, primarily related to our mortgage notes payable of $40.7 million with a weighted average effective interest rate of 5.52%, which was used to fund a portion of the purchase price of our two properties. Interest expense also includes interest related to our unsecured notes payable of $7.2 million with a weighted average effective interest rate of 6.92%, as well as amortization of deferred financing costs. There were no mortgage or notes payable and therefore no interest expense during the year ended December 31, 2011.

Comparison of the Year Ended December 31, 2011 to the Period from July 29, 2010 (Date of Inception) to December 31, 2010

During year ended December 31, 2011, we incurred general and administrative expense of $0.3 million, which primarily included costs related to directors and officers liability insurance, board member compensation and professional fees. During the period from July 29, 2010 (date of inception) to December 31, 2010, we incurred no expenses.

Cash Flows for the Year Ended December 31, 2012

During the year ended December 31, 2012, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 included $1.0 million of acquisition and transaction costs. Cash outflows included net loss adjusted for non-cash items of $0.9 million (net loss of $2.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation totaling $1.3 million) as well as an increase in prepaid expenses and other assets of $0.5 million primarily related to prepaid property and directors and officers insurance, rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase of $1.5 million in accounts payable and accrued expenses mainly due to interest payable related to mortgage and notes payable and accrued property operating expenses, as well as an increase in deferred rent and other liabilities of $0.1 million due to the timing of the receipt of rental payments.

Net cash used in investing activities of $12.9 million during the year ended December 31, 2012 primarily related to the acquisition of two properties with an aggregate purchase price of $54.2 million, which were financed at acquisition with $40.7 million of mortgage notes payable. We assumed $0.6 million of other liabilities in connection with these acquisitions related to tenant deposits and improvements.

Net cash provided by financing activities of $13.0 million during the year ended December 31, 2012 related to proceeds from the issuance of common stock of $7.7 million, proceeds from notes payable of $7.2 million and $0.6 million in funding from affiliates, net. These inflows were partially offset by payments related to offering costs of $1.3 million, payments for financing costs of $0.8 million, an increase in restricted cash of $0.3 million and distribution payments of $0.1 million.

Cash Flows for the Year Ended December 31, 2011

During the year ended December 31, 2011, net cash used in operating activities was $0.3 million, primarily due to a net loss of $0.3 million, mainly related to directors and officers liability insurance, board member compensation and professional fees. Cash outflows included this net loss adjusted for non-cash share based compensation of $0.1 million.

Net cash provided by financing activities of $0.3 million during year ended December 31, 2011 primarily related to $1.6 million in funding from affiliates, partially offset by payments related to offering costs of $1.4 million.

Cash Flows for the Period from July 29, 2010 (date of inception) to December 31, 2010

Net cash provided by financing activities of $1,000 during the period from July 29, 2010 (date of inception) to December 31, 2010, consisted primarily of proceeds from the issuance of common stock of $0.2 million, which was partially offset by $0.2 million of payments related to offering costs.

Liquidity and Capital Resources

In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced active operations in June 2012. As of December 31, 2012, we owned two properties with an aggregate base purchase price of $54.2 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2012, we had 0.8 million shares of common stock outstanding, including unvested restricted stock and shares issues under the DRIP, and had received total proceeds from these issuances of $7.9 million. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of Liberty Crossing on June 8, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term debt incurred in connection with the acquisition on or before the debt matures in December 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2012, our secured debt leverage ratio (secured mortgage note payable divided by the base purchase price of acquired real estate investments) approximated 75.2%.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. We did not receive any repurchase requests or repurchase any of our securities during the year ended December 31, 2012.

As of December 31, 2012, we had cash of $0.3 million.  We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our IPO (the "Prospectus"), we will use the proceeds raised in our IPO to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to six years of the completion of our IPO. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline"), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our IPO, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented.

	Three Months Ended		Six Months
(In thousands)	September 30, 2012	December 31, 2012	December 31, 2012
Net loss (in accordance with GAAP)	$(431)	$(1,000)	$(1,431)
Depreciation and amortization	455	475	930
FFO	24	(525)	(501)
Acquisition fees and expenses (1)	16	600	616
Amortization of above or below market leases and liabilities (2)	8	8	16
Straight-line rent (3)	(11)	(11)	(22)
MFFO	$37	$72	$109
_________________

(1)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

(3)
Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.

Distributions

On September 19, 2011, our board of directors authorized, and we declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day. The distributions began to accrue on June 8, 2012, the date of our initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

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

During the six months ended December 31, 2012, distributions paid to common stockholders totaled $0.1 million, inclusive of $19,000 of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended				Six Months Ended
	September 30, 2012		December 31, 2012		December 31, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$46		$75		$121
Distributions reinvested	4		15		19
Total distributions	$50		$90		$140

Source of distribution coverage:
Cash flows provided by operations (1)	$46	92.0%	$75	83.3%	$121	86.4%
Proceeds from issuance of common stock	—	—%	.	—%	—	—%
Common stock issued under the DRIP / offering proceeds	4	8.0%	15	16.7%	19	13.6%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$50	100.0%	$90	100.0%	$140	100.0%

Cash flows provided by operations (GAAP basis)	$85		$604		$689
Net loss (in accordance with GAAP)	$(431)		$(1,000)		$(1,431)
_____________________
(1) Cash flows provided by operations for the six months ended December 31, 2012 include acquisition and transaction related expenses of $0.6 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through December 31, 2012:

For the Period from July 29, 2010 (date of inception) to
(In thousands)	December 31, 2012
Distributions paid:
Common stockholders in cash	$121
Common stockholders pursuant to DRIP/offering proceeds	19
Total distributions paid	$140

Reconciliation of net loss:
Revenues	$1,266
Acquisition and transaction-related	(987)
Depreciation and amortization	(1,108)
Other operating expenses	(853)
Other non-operating expenses	(833)
Net loss (in accordance with GAAP) (1)	$(2,515)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets of $8.2 million, (2) minus total liabilities less the net value of intangible liabilities of $0.9 million, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with this offering, including commissions, dealer manager fees and other offering costs. As of December 31, 2012, our net tangible book value per share was $(10.38). The offering price of shares under our primary offering (excluding purchase price discounts for certain categories of purchasers) at December 31, 2012 was $10.00.

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

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2012, we were in compliance with the debt covenants under our loan agreements.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2012:

		Years Ended December 31,
(In thousands)	Total	2013	2014-2015	2016-2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$40,725	$16,200	$6,540	$—	$17,985
Notes payable	7,235	7,235	—	—	—
	$47,960	$23,435	$6,540	$—	$17,985
Interest Payments Due:
Mortgage notes payable	$5,101	$2,236	$1,443	$1,364	$58
Notes payable	354	354	—	—	—
	$5,455	$2,590	$1,443	$1,364	$58

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

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

In addition, the Partnership Agreement was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.

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

As of December 31, 2012, our fixed-rate debt had a carrying value and fair value of $31.8 million. Changes in market interest rates on our fixed-rate debt impacts the fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.0 million.

At December 31, 2012, our variable-rate debt had a carrying value of $16.2 million and a fair value of $16.5 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.2 million annually. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.2 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention: Chief Financial Officer.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-26 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (1)	Dealer Manager Agreement among the Company, American Realty Capital Retail Operating Partnership, L.P. and Realty Capital Securities, LLC, dated March 17, 2011
1.1 (2)	Form of Soliciting Dealers Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (3)	Articles of Amendment and Restatement of the Company, dated June 27, 2012
3.1 (2)	Bylaws of the Company
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated March 17, 2011
4.2 (1)	First Amendment to Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated August 1, 2011
4.3 *	Second Amendment to Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated December 28, 2012
10.1 (4)	Amended and Restated Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC, dated July 30, 2012
10.2 (1)	Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.3 (1)	Property Management Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.4 (1)	Leasing Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.5 (5)	Company's Restricted Share Plan
10.6 (5)	Company's Stock Option Plan
10.7 (1)	First Amendment to Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated June 23, 2011
10.8 (6)	Second Amendment to Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated February 21, 2012
10.9 (7)	Purchase and Sale Agreement between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of March 9, 2012
10.10 (7)	First Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 23, 2012
10.11 (7)	Second Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 27, 2012
10.12 (7)	Third Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 1, 2012
10.13 (7)	Fourth Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 2, 2012
10.14 (4)	Loan Agreement, dated as of June 8, 2012 between ARC LCROWTX001, LLC and UBS Real Estate Securities Inc.
10.15 (4)	Loan Agreement, dated as of June 6, 2012, between CAMBR Company, Inc. and the Company
10.16 (4)	Promissory Note, dated as of June 6, 2012, given by the Company to CAMBR Company, Inc.
10.17 (8)	Purchase and Sale Agreement, dated as of September 10, 2012, by and between BB Fonds International 1 USA, L.P. and American Realty Capital IV, LLC
10.18 (8)	Third Amendment to the Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated November 13, 2012
14 *	Code of Ethics
21 *	List of Subsidiaries
24.1 (9)	Power of Attorney
24.2 (10)	Power of Attorney (Edward G. Rendell)
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________

*	Filed herewith

(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement filed with the SEC on August 12, 2011

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11 filed with the SEC on December 21, 2010

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 8, 2012

(5)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement filed with the SEC on March 15, 2011

(6)	Filed as an exhibit to Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 2 to the Company's Registration Statement filed with the SEC on February 21, 2012

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012

(9)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 filed with the SEC on April 13, 2012

(10)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 filed with the SEC on December 18, 2012

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2013.

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

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2013
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer and Secretary	March 11, 2013
Edward M. Weil, Jr.

/s/ Brian S. Block	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2013
Brian S. Block

/s/ William M. Kahane	Director	March 11, 2013
William M. Kahane

/s/ David Gong	Independent Director	March 11, 2013
David Gong

/s/ Edward G. Rendell	Independent Director	March 11, 2013
Edward G. Rendell

/s/ William G. Stanley	Independent Director	March 11, 2013
William G. Stanley

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011 and for the Period from July 29, 2010 (date of inception) to December 31, 2010	F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and for the Period from July 29, 2010 (date of inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from July 29, 2010 (date of inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

American Realty Capital - Retail Centers of America, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital - Retail Centers of America, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2012 and for the period from July 29, 2010 (date of inception) to December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital - Retail Centers of America, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and for the period from July 29, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 11, 2013

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2012	2011
ASSETS
Real estate investments, at cost:
Land	$12,435	$—
Buildings, fixtures and improvements	33,957	—
Acquired intangible lease assets	8,665	—
Total real estate investments, at cost	55,057	—
Less: accumulated depreciation and amortization	(1,143)	—
Total real estate investments, net	53,914	—
Cash and cash equivalents	278	—
Restricted cash	327	—
Prepaid expenses and other assets	563	36
Deferred costs, net	642	—
Total assets	$55,724	$36

LIABILITIES AND STOCKHOLDERS' DEFICIT
Mortgage notes payable	$40,725	$—
Notes payable	7,235	—
Below-market lease liabilities, net	858	—
Accounts payable and accrued expenses	8,033	3,755
Deferred rent and other liabilities	148	—
Distributions payable	47	—
Total liabilities	57,046	3,755
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 834,118 and 33,056 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	8	—
Additional paid-in capital	1,372	(3,406)
Accumulated deficit	(2,702)	(313)
Total stockholders' deficit	(1,322)	(3,719)
Total liabilities and stockholders' deficit	$55,724	$36

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,		For the Period from July 29, 2010 (Date of Inception) to December 31,
	2012	2011	2010
Revenues:
Rental income	$990	$—	$—
Operating expense reimbursements	276	—	—
Total revenues	1,266	—	—
Operating expenses:
Property operating	295	—	—
Acquisition and transaction related	987	—	—
General and administrative	245	313	—
Depreciation and amortization	1,108	—	—
Total operating expenses	2,635	313	—
Operating loss	(1,369)	(313)	—
Interest expense	(833)	—	—
Net loss	$(2,202)	$(313)	$—
Comprehensive loss	$(2,202)	$(313)	$—
Basic and diluted weighted average shares outstanding	358,267	21,000	20,000
Basic and diluted net loss per share	$(6.15)	NM	NM
 ______________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, July 29, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200
Balance, December 31, 2010	20,000	—	200	—	200
Common stock offering costs, commissions and dealer manager fees	—	—	(3,659)	—	(3,659)
Share-based compensation	13,056	—	51	—	51
Contribution from Advisor	—	—	2	—	2
Net loss	—	—	—	(313)	(313)
Balance, December 31, 2011	33,056	—	(3,406)	(313)	(3,719)
Issuance of common stock	793,069	8	7,663	—	7,671
Common stock offering costs, commissions and dealer manager fees	—	—	(2,919)	—	(2,919)
Common stock issued through distribution reinvestment plan	1,993	—	19	—	19
Share-based compensation, net of forfeitures	6,000	—	15	—	15
Distributions declared	—	—	—	(187)	(187)
Net loss	—	—	—	(2,202)	(2,202)
Balance, December 31, 2012	834,118	$8	$1,372	$(2,702)	$(1,322)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,		For the Period from July 29, 2010 (Date of Inception) to December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(2,202)	$(313)	$—
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	657	—	—
Amortization of intangible assets	451	—	—
Amortization of deferred financing costs	141	—	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	18	—	—
Share-based compensation	15	51	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(527)	(36)	—
Accounts payable and accrued expenses	1,486	38	—
Deferred rent and other liabilities	148	—	—
Net cash provided by (used in) operating activities	187	(260)	—
Cash flows from investing activities:
Investment in real estate and other assets	(12,902)	—	—
Net cash used in investing activities	(12,902)	—	—
Cash flows from financing activities:
Proceeds from notes payable	7,235	—	—
Payments of deferred financing costs	(783)	—	—
Proceeds from issuance of common stock	7,671	—	200
Contribution from Advisor	—	2	—
Payments of offering costs and fees related to stock issuances	(1,286)	(1,378)	(199)
Distributions paid	(121)	—	—
Advances from affiliate, net	604	1,635	—
Restricted cash	(327)	—	—
Net cash provided by financing activities	12,993	259	1
Net change in cash	278	(1)	1
Cash and cash equivalents, beginning of period	—	1	—
Cash and cash equivalents, end of period	$278	$—	$1

Supplemental Disclosures:
Cash paid for interest	$599	$—	$—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	40,725	—	—
Common stock issued through distribution reinvestment plan	19	—	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 — Organization

American Realty Capital — Retail Centers of America, Inc. (the "Company"), incorporated on July 29, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes for the taxable year ended December 31, 2012.  On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which is 95% of the offering price of the IPO.

On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. As of December 31, 2012, the Company had 0.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from these issuances of $7.9 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $8.2 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of December 31, 2012, the Company owned two properties with an aggregate purchase price of $54.2 million, comprising 0.3 million square feet which were 96.5% leased on a weighted average basis.

Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. American Realty Capital Retail Advisor, LLC (the "Advisor") is the Company's affiliated advisor. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP units"). The Advisor, a limited partner, holds 202 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. The holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of the OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company does not have any paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services, as needed, and disposition services. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of the IPO. The Advisor and Dealer Manager are related parties and have received and/or will receive, as applicable, compensation and fees for services related to the IPO and for the investment and management of the Company's assets. The Advisor and Dealer Manager will receive compensation and fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

Development Stage Company

On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased its first property and commenced active operations on June 8, 2012, and as of such date was no longer considered to be a development stage company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, and derivative financial instruments and hedging activities, as applicable.

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

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately one to ten years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

The Company had no intangible assets or liabilities as of December 31, 2011. Intangible assets and acquired lease liabilities consist of the following as of December 31, 2012:

(In thousands)	December 31, 2012
Intangible assets:
In-place leases, net of accumulated amortization of $451 at December 31, 2012	$6,285
Above-market leases, net of accumulated amortization of $35 at December 31, 2012	1,894
Total intangible assets, net	$8,179
Intangible liabilities:
Below-market leases, net of accumulated amortization of $17 at December 31, 2012	$858
Total intangible liabilities, net	$858

The following table provides the weighted-average amortization and accretion periods as of December 31, 2012, for intangible assets and liabilities and the projected amortization expense and revenue adjustments for the next five years:

(in thousands)	Weighted-Average Amortization Period	2013	2014	2015	2016	2017
In-place leases	5.4 years	$1,789	$1,104	$828	$712	$651

Above-market lease assets	6.4 years	$334	$322	$322	$283	$278
Below-market lease liabilities	18.3 years	(53)	(53)	(49)	(49)	(49)
Total to be included in (deducted from) rental income		$281	$269	$273	$234	$229

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. At December 31, 2012, the Company's deposits of $0.3 million were insured by the FDIC.

Restricted Cash

Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Deferred Costs, Net

Deferred costs, net, consists of deferred financing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Share Repurchase Program

 The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

Prior to the time that the Company's shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the Company's offering (excluding common shares issued under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which is expected to include independent valuations of properties or of the Company as a whole, prepared by third-party service providers.

The Company is only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% (or 1.25% per calendar quarter) of the weighted-average number of shares outstanding during the prior year.

When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. As of, and during the years ended December 31, 2012 and 2011, we received no repurchase requests and did not repurchase any of the Company's securities.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the year ended December 31, 2012, the Company issued 1,993 shares of common stock with a value of $19,000 and a par value per share of $0.01, under the DRIP. The Company issued no shares of common stock under the DRIP during the year ended December 31, 2011.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

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

Revenue Recognition

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO (See Note 9 — Related Party Transactions and Arrangements).

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 11 — Share-Based Compensation).

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2012. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprise 100% of its total consolidated revenues. Management evaluates the operating performance of the Company's investments in real estate on an individual property level. The Company's properties have been aggregated into one reportable segment.

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
December 31, 2012

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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2012. There were no assets acquired or liabilities assumed during the year ended December 31, 2011:

Year Ended
(Dollar amounts in thousands)	December 31, 2012
Real estate investments, at cost:
Land	$12,435
Buildings, fixtures and improvements	33,957
Total tangible assets	46,392
Acquired intangibles:
In-place leases	6,736
Above-market lease assets	1,929
Below market lease liabilities	(875)
Total assets acquired, net	54,182
Mortgage notes payable used to acquire real estate investments	(40,725)
Other liabilities assumed	(555)
Cash paid for acquired real estate investments	$12,902
Number of properties purchased	2

The Company's portfolio of real estate properties is comprised of the following properties as of December 31, 2012:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Portfolio at December 31, 2011	—	$—
Liberty Crossing	1	21,582
San Pedro Crossing (2)	1	32,600
Portfolio at December 31, 2012	2	$54,182
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

(2)	Buildings, fixtures and improvements have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third party specialist.

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2012, had been consummated on July 29, 2010 (date of inception). Additionally, the unaudited pro forma net loss was adjusted to reclass acquisition and transaction related expenses of $1.0 million from the year ended December 31, 2012 to the period from July 29, 2010 (date of inception) to December 31, 2010.

	Years Ended December 31,		For the Period from July 29, 2010 (Date of Inception) to December 31,
(In thousands)	2012	2011	2010
Pro forma revenues	$5,783	$5,783	$2,472
Pro forma net loss	$(1,045)	$(1,047)	$(1,301)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table presents future minimum base rent cash payments due to the Company subsequent to December 31, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$4,395
2014	3,778
2015	3,492
2016	3,247
2017	3,047
Thereafter	5,851
$23,810

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012:

Tenant	December 31, 2012
Toys "R" Us - Delaware, Inc.	19.3%
The Container Store, Inc.	11.7%

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income on a straight-line basis as of December 31, 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2012:

State	December 31, 2012
Texas	100.0%

The Company owned properties in no other state that in total represented more than 10% of the annualized rental income on a straight-line basis as of December 31, 2012.

Note 4 — Notes Payable

In June 2012, the Company entered into an unsecured $3.0 million note payable with an unaffiliated third party. The note payable bears interest at a fixed rate of 8.0% per annum and matures in June 2013. The note payable contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The note payable may be prepaid from time to time and at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon final payment of the note payable. As of December 31, 2012, there was $3.0 million outstanding on the note payable.

In December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Company's Sponsor. The bridge loan bears interest at a fixed rate of 6.0% per annum and matures in December 2013. The bridge loan contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The bridge loan may be prepaid from time to time and at any time, in whole or in part. As of December 31, 2012, there was $4.2 million outstanding on the bridge loan.

The Company did not have any notes payable outstanding at December 31, 2011.

The Company's sources of financing generally contain financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of December 31, 2012, the Company was in compliance with debt covenants under the notes payable agreements.

Note 5 — Mortgage Notes Payable

The Company's mortgage notes payable as of December 31, 2012 consists of the following. The Company did not have any mortgage notes payable outstanding as of December 31, 2011.

	Encumbered	Outstanding Loan Amount as of	Effective
Portfolio	Properties	December 31, 2012	Interest Rate		Interest Rate	Maturity
		(In thousands)
Liberty Crossing (1) (2)	1	$16,200	5.58%		Variable	Dec. 2013
San Pedro Crossing - Senior Loan (1)	1	17,985	3.79%		Fixed	Jan. 2018
San Pedro Crossing - Mezzanine Loan (1) (3)	—	6,540	10.14%		Fixed	Jan. 2014
Total	2	$40,725	5.52%	(4)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Company's Sponsor.

(2)
This mortgage note payable bears interest at (i) the greater of (A) 0.5%, or (B) one-month LIBOR with respect to Eurodollar rate loans, plus (ii) a margin of 5.0%. The mortgage note payable requires monthly interest-only payments through June 2013. Commencing July 2013, principal and interest will be due monthly through maturity in December 2013.

(3)
The mezzanine loan encumbers the San Pedro Crossing property. The mezzanine loan bears interest at a fixed rate of 10.0% through June 20, 2013. Commencing June 21, 2013, the mezzanine loan will bear interest at a fixed rate of 14.0% through maturity in January 2014.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012.

The following table summarizes the scheduled aggregate principal payments for the Company's mortgage note payable subsequent to December 31, 2012.

(In thousands)	Future Principal Payments
2013	$16,200
2014	6,540
2015	—
2016	—
2017	—
Thereafter	17,985
$40,725

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of December 31, 2012, the Company was in compliance with debt covenants under the mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Level 3 — Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below. The Company did not have any mortgage notes payable or notes payable outstanding as of December 31, 2011.

		Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$40,725	$41,007
Notes payable	3	$7,235	$7,265

The fair value of mortgage notes payable and notes payable are obtained by calculating the present value at current market rates.

Note 7 — Common Stock

As of December 31, 2012 and 2011, the Company had 0.8 million and 33,056 shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $7.9 million and $0.2 million, respectively.

On September 19, 2011, the Company's board of directors authorized, and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day or $0.64 annually per share of common stock. The distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Note 8 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.

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

Note 9 — Related Party Transactions and Arrangements

As of December 31, 2012, the Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 242,222 and 20,000 shares of the Company's outstanding common stock as of December 31, 2012 and December 31, 2011, respectively.

Additionally, in December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Company's Sponsor (See Note 4 — Notes Payable).

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager as of and for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		Payable as of December 31,
(In thousands)	2012	2011	2012	2011
Total commissions and fees from the Dealer Manager	$561	$—	$—	$—

The Advisor and its affiliates receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs reimbursements incurred and payable to the Advisor and Dealer Manager as of and for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		Payable as of December 31,
(In thousands)	2012	2011	2012	2011
Fees and expense reimbursements from the Advisor and Dealer Manager	$1,596	$1,723	$3,533	$1,723

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of December 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.9 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, cumulative offering costs were $6.6 million. Cumulative offering costs, net of unpaid amounts, exceeded the 15% threshold by $1.1 million as of December 31, 2012.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Effective March 1, 2013, the Company will be utilizing transfer agent services provided by an affiliate of the Dealer Manager.

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition and acquisition expenses (including any finance coordination fee) payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

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

The Company pays the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services.  Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee shall be reduced by any amounts payable to the Advisor as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of average invested assets. Such asset management fee shall be payable, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company's board of directors, subject to the Advisor's approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period.

Unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of up to 2% of gross revenues from the Company's stand-alone single-tenant net leased properties and up to 4% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property.

In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table details amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the year ended December 31, 2012. No such fees were incurred or forgiven during the year ended December 31, 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.

	Year Ended December 31,
	2012		2011		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2012	2011
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$820	$—	$—	$—	$820	$—
Financing coordination fees	407	—	—	—	407	—
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	93	—	—	—	—
Property management and leasing fees	—	13	—	—	—	—
Total related party operation fees and reimbursements	$1,227	$106	$—	$—	$1,227	$—
_________________________________

(1)
These fees have been waived. The Company's board of directors may elect, subject to the Advisor's approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares of common stock.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursements were incurred from the Advisor for providing administrative services during the years ended December 31, 2012 or 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. The Advisor absorbed $0.1 million and $0.3 million of property operating and general and administrative expenses, respectively, during the year ended December 31, 2012. As of December 31, 2012, $0.2 million of absorbed expense was due from the Advisor, which was paid in February 2013. There were no such costs absorbed by the Advisor during the year ended December 31, 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.

As the Company acquires properties and its real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its practice of forgiving fees and may charge the full fees owed to them in accordance with the Company's agreements with the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2012 or 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 7% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 7% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the years ended December 31, 2012 or 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010.

The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to an annual 7% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received an annual 7% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the years ended December 31, 2012 or 2011 or during the period from July 29, 2010 (date of inception) to December 31, 2010. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP, if any, payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 10 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 11 — Share-Based Compensation

Stock Option Plan

 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2012 and 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6% cumulative, pre-tax, non- compounded return on the capital contributed by investors. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the years ended December 31, 2012 and 2011:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—
Granted	9,000	10.00
Unvested, December 31, 2011	9,000	10.00
Granted	15,000	9.20
Vested	(1,200)	10.00
Forfeitures	(9,000)	9.67
Unvested, December 31, 2012	13,800	$9.35

The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years. Adjusted for the timing of board member resignations, compensation expense related to restricted stock was approximately $15,000 and $14,000 during the years ended December 31, 2012 and 2011, respectively. There were no restricted shares issued during the period from July 29, 2010 (date of inception) to December 31, 2010.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the respective directors election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Years Ended December 31,
	2012	2011
Shares issued in lieu of cash	—	4,056
Value of shares issued in lieu of cash (in thousands)	$—	$37

Note 12 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2012 and 2011 and for the period from July 29, 2010 (date of inception) to December 31, 2010:

	Years Ended December 31,		Period from July 29, 2010 (Date of Inception) to December 31, 2010
(In thousands, except share amounts)	2012	2011
Net loss	$(2,202)	$(313)	$—
Weighted average shares of common stock outstanding	358,267	21,000	20,000
Net loss per share, basic and diluted	$(6.15)	NM	NM
________________
NM - not meaningful

As of December 31, 2012 and 2011, the Company had 13,800 and 9,000 shares of unvested restricted stock outstanding, respectively. As of December 31, 2012, 2011, and 2010, the Company had 202 OP Units outstanding. Both the unvested restricted stock and the OP units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive. There were no shares of unvested restricted stock outstanding as of December 31, 2010.

Note 13 – Quarterly Results (Unaudited)

The Company had no net income (loss) during the period from July 29, 2010 (date of inception) to December 31, 2010. Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	Quarters Ended
(In thousands, except share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$—	$112	$518	$636
Net loss	(106)	(665)	(431)	(1,000)
Weighted-average shares outstanding	74,924	301,023	369,628	683,789
Basic and diluted net loss per share	$(1.41)	$(2.21)	$(1.17)	$(1.48)

	Quarters Ended
(In thousands, except share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$—	$—	$—	$—
Net loss	(16)	(99)	(89)	(109)
Weighted-average shares outstanding	20,000	20,000	20,000	23,967
Basic and diluted net loss per share	NM	NM	NM	NM
________________________
NM - not meaningful

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

 As of February 28, 2013, the Company had 963,770 shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. As of February 28, 2013, the aggregate value of all share issuances was $9.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).

Total capital, including shares issued under the DRIP, net of common stock repurchases, raised to date is as follows:

Source of Capital (in thousands)	Inception to December 31, 2012	January 1 to February 28, 2013	Total
Shares of common stock	$7,939	$1,283	$9,222

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(dollar amounts in thousands)

				Initial Costs
Property	State	Acquisition Date	Encumbrances at December 31, 2012	Land	Building and Improvements	Gross Amount at December 31, 2012 (1) (2)	Accumulated Depreciation (3)	Weighted Average Depreciable Life (In years)
Liberty Crossing	TX	6/8/2012	$19,200	$2,887	$17,084	$19,971	$657	31
San Pedro Crossing	TX	12/21/2012	28,760	9,548	16,873	26,421	—	28
			$47,960	$12,435	$33,957	$46,392	$657
________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $8.7 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2012 is $54.1 million.

(3)	The accumulated depreciation column excludes $0.5 million of amortization associated with acquired intangible lease assets.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012 and 2011 and the period from July 29, 2010 (date of inception) to December 31, 2010:

	Years Ended December 31,		For the Period from July 29, 2010 (Date of Inception) to December 31,
	2012	2011	2010
Real estate investments, at cost:
Balance at beginning of year	$—	$—	$—
Additions- acquisitions and improvements	46,392	—	—
Deductions- cost of real estate sold	—	—	—
Balance at end of the year	$46,392	$—	$—
Accumulated depreciation and amortization:
Balance at beginning of year	$—	$—	$—
Depreciation expense	657	—	—
Real estate sold	—	—	—
Balance at end of the year	$657	$—	$—