Form 10-Q
period 2013-03-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2013-05-13
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-169355

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3279039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant's common stock on April 30, 2013 was 1,757,864 shares.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$12,435	$12,435
Buildings, fixtures and improvements	33,957	33,957
Acquired intangible lease assets	8,665	8,665
Total real estate investments, at cost	55,057	55,057
Less: accumulated depreciation and amortization	(2,374)	(1,143)
Total real estate investments, net	52,683	53,914
Cash and cash equivalents	4,444	278
Restricted cash	318	327
Prepaid expenses and other assets	914	563
Deferred costs, net	555	642
Total assets	$58,914	$55,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$40,725	$40,725
Notes payable	7,235	7,235
Below-market lease liabilities, net	844	858
Accounts payable and accrued expenses	8,646	8,033
Deferred rent and other liabilities	129	148
Distributions payable	68	47
Total liabilities	57,647	57,046
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 1,343,079 and 834,118 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	13	8
Additional paid-in capital	5,162	1,372
Accumulated deficit	(3,908)	(2,702)
Total stockholders' equity (deficit)	1,267	(1,322)
Total liabilities and stockholders' equity (deficit)	$58,914	$55,724

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$1,088	$—
Operating expense reimbursements	309	—
Total revenues	1,397	—
Operating expenses:
Property operating	419	—
Acquisition and transaction related	7	—
General and administrative	88	106
Depreciation and amortization	1,145	—
Total operating expenses	1,659	106
Operating loss	(262)	(106)
Interest expense	(790)	—
Net loss	$(1,052)	$(106)
Comprehensive loss	$(1,052)	$(106)
Basic and diluted weighted-average shares outstanding	3,474,063	74,924
Basic and diluted net loss per share	$(0.30)	$(1.41)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2012	834,118	$8	$1,372	$(2,702)	$(1,322)
Issuances of common stock	505,768	5	5,027	—	5,032
Common stock offering costs, commissions and dealer manager fees	—	—	(1,274)	—	(1,274)
Common stock issued through distribution reinvestment plan	3,193	—	30	—	30
Share-based compensation	—	—	7	—	7
Distributions declared	—	—	—	(154)	(154)
Net loss	—	—	—	(1,052)	(1,052)
Balance, March 31, 2013	1,343,079	$13	$5,162	$(3,908)	$1,267

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,052)	$(106)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	658	—
Amortization of intangible assets	487	—
Amortization of deferred financing costs	112	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	72	—
Share-based compensation	7	5
Changes in assets and liabilities:
Prepaid expenses and other assets	(31)	8
Accounts payable and accrued expenses	287	2
Deferred rent and other liabilities	(19)	—
Net cash provided by (used in) operating activities	521	(91)
Cash flows from financing activities:
Payments of deferred financing costs	(7)	—
Proceeds from issuances of common stock	4,694	2,162
Payments of offering costs and fees related to stock issuances	(788)	(206)
Distributions paid	(103)	—
(Payments to) advances from affiliate, net	(160)	241
Restricted cash	9	—
Net cash provided by financing activities	3,645	2,197
Net change in cash	4,166	2,106
Cash and cash equivalents, beginning of period	278	—
Cash and cash equivalents, end of period	$4,444	$2,106

Supplemental Disclosures:
Cash paid for interest	$519	$—

Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$30	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 — Organization

American Realty Capital — Retail Centers of America, Inc. (the "Company"), incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes for the taxable year ended December 31, 2012. On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which is 95.0% of the offering price of the IPO.

On March 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. As of March 31, 2013, the Company had 1.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $13.0 million, including proceeds from shares issued pursuant to the DRIP. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $13.3 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of March 31, 2013, the Company owned two properties with an aggregate purchase price of $54.2 million, comprising 0.3 million square feet which were 95.1% leased on a weighted-average basis.

Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. American Realty Capital Retail Advisor, LLC (the "Advisor") is the Company's affiliated advisor. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP Units"). The Advisor, a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of the OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, the Sponsor. as a result of which they are related parties, and each of which have received and/or will receive compensation fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. The Advisor and Dealer Manager will receive compensation and fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2013 other than the updates described below.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 3 — Real Estate Investments

There were no assets acquired or liabilities assumed during the three months ended March 31, 2013 or 2012. The Company's portfolio of real estate properties is comprised of the following properties as of March 31, 2013 and December 31, 2012:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Liberty Crossing	1	$21,582
San Pedro Crossing	1	32,600
Total Portfolio at March 31, 2013 and December 31, 2012	2	$54,182
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

The following table presents future minimum base rent cash payments due to the Company subsequent to March 31, 2013.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2013 to December 31, 2013	$3,341
2014	3,883
2015	3,597
2016	3,349
2017	3,148
Thereafter	5,865
$23,183

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2013. The Company did not own any properties as of March 31, 2012.

Tenant	March 31, 2013
Toys "R" Us - Delaware, Inc.	19.8%
The Container Store, Inc.	12.0%

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income on a straight-line basis as of March 31, 2013 and 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of March 31, 2013 and 2012. The Company did not own any properties as of March 31, 2012.

State	March 31, 2013
Texas	100.0%

The Company owned properties in no other state that in total represented more than 10% of the annualized rental income on a straight-line basis as of March 31, 2013 and 2012.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 4 — Notes Payable

In June 2012, the Company entered into an unsecured $3.0 million note payable with an unaffiliated third party. The note payable bears interest at a fixed rate of 8.0% per annum and matures in June 2013. The note payable contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The note payable may be prepaid from time to time and at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon final payment of the note payable. As of March 31, 2013 and December 31, 2012, there was $3.0 million outstanding on the note payable.

In December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Sponsor. The bridge loan bears interest at a fixed rate of 6.0% per annum and matures in December 2013. The bridge loan contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The bridge loan may be prepaid from time to time and at any time, in whole or in part. As of March 31, 2013 and December 31, 2012, there was $4.2 million outstanding on the bridge loan.

The Company's sources of financing generally contain financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth.

Note 5 — Mortgage Notes Payable

The Company's mortgage notes payable as of March 31, 2013 and December 31, 2012 consists of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2013	December 31, 2012	March 31, 2013		December 31, 2012		Interest Rate	Maturity
		(In thousands)	(In thousands)
Liberty Crossing (1) (2)	1	$16,200	$16,200	5.58%		5.58%		Variable	Dec. 2013
San Pedro Crossing - Senior Loan (1)	1	17,985	17,985	3.79%		3.79%		Fixed	Jan. 2018
San Pedro Crossing - Mezzanine Loan (1) (3)	—	6,540	6,540	10.14%		10.14%		Fixed	Jan. 2014
Total	2	$40,725	$40,725	5.52%	(4)	5.52%	(4)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Company's Sponsor.

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

(4)	Calculated on a weighted-average basis for all mortgages outstanding as of March 31, 2013 and December 31, 2012.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable subsequent to March 31, 2013:

(In thousands)	Future Principal Payments
April 1, 2013 to December 31, 2013	$16,200
2014	6,540
2015	—
2016	—
2017	—
Thereafter	17,985
$40,725

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2013, the Company was in compliance with debt covenants under the mortgage notes payable agreements.

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
March 31, 2013
(Unaudited)

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$40,725	$40,911	$40,725	$41,007
Notes payable	3	$7,235	$7,250	$7,235	$7,265

The fair value of mortgage notes payable and notes payable are obtained by calculating the present value at current market rates.

Note 7 — Common Stock

As of March 31, 2013 and December 31, 2012, the Company had 1.3 million and 0.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $13.0 million and $7.9 million, including proceeds from shares issued pursuant to the DRIP, respectively.

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

As of March 31, 2013, since its inception, the Company has not received any repurchase requests and has not repurchased any of the Company's shares of common stock.

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

Note 9 — Related Party Transactions and Arrangements

The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of March 31, 2013 and December 31, 2012.

Additionally, in December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Sponsor (See Note 4 — Notes Payable).

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three months ended March 31, 2013 and 2012 and payable to the Dealer Manager as of March 31, 2013 and December 31, 2012:

	Three Months Ended March 31,		Payable as of
(In thousands)	2013	2012	March 31, 2013	December 31, 2012
Total commissions and fees from the Dealer Manager	$497	$17	$32	$—

The Advisor and its affiliates have received and will receive compensation and reimbursement for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three months ended March 31, 2013 and 2012 and payable to the Advisor and Dealer Manager as of March 31, 2013 and December 31, 2012:

	Three Months Ended March 31,		Payable as of
(In thousands)	2013	2012	March 31, 2013	December 31, 2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$511	$389	$2,839	$3,533

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $6.6 million.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $7.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of March 31, 2013.

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
March 31, 2013
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

In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties and 4.0% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property.

In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

The following table details amounts incurred and forgiven during the three months ended March 31, 2013 and amounts contractually due as of March 31, 2013 and December 31, 2012 in connection with the operations related services described above. No such fees were incurred or forgiven during the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013		Payable as of
(In thousands)	Incurred	Forgiven	March 31, 2013	December 31, 2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$820	$820
Financing coordination fees	—	—	407	407
Other expense reimbursements	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	18	—	—
Property management and leasing fees	—	14	—	—
Strategic advisory fees	73	—	73	—
Total related party operation fees and reimbursements	$73	$32	$1,300	$1,227
_________________________________

(1)
These fees have been waived. The Company's board of directors may elect, subject to the Advisor's approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares of common stock.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing administrative services during the three months ended March 31, 2013 or 2012.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs or property operating expenses. The Advisor absorbed $0.2 million of general and administrative costs during the three months ended March 31, 2013. There were no such costs absorbed by the Advisor during the three months ended March 31, 2012. General and administrative expense is presented net of costs absorbed by the Advisor on the consolidated statements of operations and comprehensive loss.

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

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2013 or 2012.

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 7.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 7.0% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three months ended March 31, 2013 or 2012.

The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received an annual 7.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three months ended March 31, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

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
March 31, 2013
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

Note 11 — Share-Based Compensation

Stock Option Plan

 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2013 and December 31, 2012, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6.0% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2.0% of average invested assets and 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3.0% of the contract sales price of all properties that the Company sells and (d) 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the three months ended March 31, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2012	13,800	$9.35
Vested	(1,200)	10.00
Unvested, March 31, 2013	12,600	$9.29

The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was approximately $7,000 and $5,000 during the three months ended March 31, 2013 and 2012, respectively.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the respective directors election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No shares of common stock were issued to directors in lieu of cash compensation during the three months ended March 31, 2013 and 2012.

Note 12 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net loss (in thousands)	$(1,052)	$(106)
Basic and diluted weighted-average shares outstanding	3,474,063	74,924
Basic and diluted net loss per share	$(0.30)	$(1.41)

As of March 31, 2013 and 2012, the Company had 12,600 and 7,800 shares of unvested restricted stock outstanding, respectively. As of March 31, 2013 and 2012, the Company had 202 OP Units outstanding. Both the unvested restricted stock and the OP Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

 As of April 30, 2013, the Company had 1.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. As of April 30, 2013, the aggregate value of all share issuances was $17.4 million, based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

Total capital, including sales from common stock and proceeds from shares issued pursuant to the DRIP, net of common stock repurchases, raised to date is as follows:

Source of Capital (In thousands)	Inception to March 31, 2013	April 1, 2013 to April 30, 2013	Total
Common stock	$13,013	$4,102	$17,115

Debt Principal Payment

During the second quarter of 2013, the Company paid down the entire $6.5 million mezzanine loan that encumbered the San Pedro Crossing property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc, a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States of America.

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

Overview

We were incorporated on July 29, 2010, as a Maryland corporation, and qualified as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2012. On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95.0% of the offering price of the IPO.

On March 5, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of March 31, 2013, we had 1.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $13.0 million, including proceeds from shares issued pursuant to the DRIP. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $13.3 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of March 31, 2013, we owned two properties with an aggregate purchase price of $54.2 million, comprising 0.3 million square feet which were 95.1% leased on a weighted-average basis.

Substantially all of our business is conducted through the OP. We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with the Service Provider, pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Dealer Manager), an affiliate of our sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of our IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, the Sponsor. as a result of which they are related parties, and each of which have received and/or will receive compensation fees and expense reimbursements for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

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

Cost recoveries from tenants are included in operating expense reimbursements in the period the related costs are incurred, as applicable.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Properties

As of March 31, 2013, we owned two properties, comprising 0.3 million square feet which were 95.1% leased on a weighted-average basis with a remaining lease term of 5.1 years.

The following table represents certain additional information about the properties we own as of March 31, 2013:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Net Operating Income (4)	Annualized Rental Income (5) per Square Foot
							(In thousands)		(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	90.7%	4.5 years	$21,582	6.9%	$1,489	$16.12
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	97.4%	5.4 years	32,600	8.0%	2,608	15.54
			2	307,935	95.1%	5.1 years	$54,182	7.6%	$4,097	$15.73
_____________________

(1)	Remaining lease term in years as of March 31, 2013, calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	Annualized net operating income divided by base purchase price.

(4)
Annualized net operating income for the three months ended March 31, 2013, or since acquisition date, for the property portfolio. Net operating income is annualized rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(5)
Annualized rental income as of March 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable.

Results of Operations

 We purchased our first property and commenced active operations in June 2012. As of March 31, 2013, we owned two properties with an aggregate purchase price of $54.2 million, comprising 0.3 million square feet which were 95.1% leased on a weighted-average basis as of. As of March 31, 2012, we did not own any properties. Accordingly, our results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 reflect significant increases in most categories.

Comparison of the Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Rental Income

Rental income for the three months ended March 31, 2013 was $1.1 million. Rental income was driven by our operation of two properties acquired after March 31, 2012 for an aggregate purchase price of $54.2 million, comprising 0.3 million square feet, which were 95.1% leased on a weighted-average basis as of as of March 31, 2013. We did not own any properties and, therefore, had no rental income during the three months ended March 31, 2012.

Operating Expense Reimbursements

Operating expense reimbursements were $0.3 million for the three months ended March 31, 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. We did not own any properties and therefore, had no operating expense reimbursement revenue for the three months ended March 31, 2012.

Property Operating Expense

Property operating expense was $0.4 million for the three months ended March 31, 2013. These costs primarily relate to the costs associated with maintaining our properties including property management fees incurred from our Service Provider, real estate taxes, utilities, repairs and maintenance. We did not own any properties and, therefore, had no property operating expenses for the three months ended March 31, 2012.

Operating Fees to Affiliates

Our affiliated Advisor is entitled to an asset management fee and an oversight fee for properties managed by our Service Provider. Our Advisor elected to waive these fees for the three months ended March 31, 2013. For the three months ended March 31, 2013, we would have incurred aggregate asset management and oversight fees of $32,000 had these fees not been waived. We did not own any properties and therefore had no operating fees to affiliates for the three months ended March 31, 2012.

Acquisition and Transaction Related Expense

Acquisition and transaction related expense was approximately $7,000 for the three months ended March 31, 2013. These costs related to the cost segregation analysis prepared by a third party specialist for the San Pedro Crossing property. We did not own any properties and therefore did not incur acquisition and transaction related costs for the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses decreased approximately $18,000 to $0.1 million for the three months ended March 31, 2013, compared to approximately $0.1 million for the three months ended March 31, 2012. General and administrative expense for the three months ended March 31, 2013 and 2012 primarily included board member compensation, directors and officers insurance costs and professional fees. During the three months ended March 31, 2013, these costs were partially offset by the absorption of $0.2 million of general and administrative expenses by the Advisor during the three months ended March 31, 2013. No general and administrative expense was absorbed by the Advisor during the three months ended March 31, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense of $1.1 million for the three months ended March 31, 2013 related to the ownership of two properties for an aggregate purchase price of $54.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. We did not own any properties and therefore had no depreciation and amortization expense for the three months ended March 31, 2012.

Interest Expense

Interest expense for the three months ended March 31, 2013 of $0.8 million primarily related to our mortgage notes payable of $40.7 million with a weighted-average effective interest rate of 5.52%, which was used to fund a portion of the purchase price of our two properties. Interest expense also includes interest related to our unsecured notes payable of $7.2 million with a weighted-average effective interest rate of 6.92%, as well as amortization of deferred financing costs. There were no mortgage or notes payable and therefore no interest expense during the three months ended March 31, 2012.

Cash Flows for the Three Months Ended March 31, 2013

During the three months ended March 31, 2013, net cash provided by operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2013 included approximately $7,000 of acquisition and transaction costs. Cash inflows included net loss adjusted for non-cash items of $0.3 million (net loss of $1.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation totaling $1.3 million) as well as an increase of $0.3 million in accounts payable and accrued expenses, primarily related to interest payable related to mortgage and notes payable and accrued property operating expenses. These cash inflows were partially offset by an increase in prepaid expenses and other assets of approximately $31,000, primarily related to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements, as well as an increase in deferred rent and other liabilities of $19,000 due to the timing of the receipt of rental payments.

Net cash provided by financing activities of $3.6 million during the three months ended March 31, 2013 related to proceeds from the issuance of common stock of $4.7 million and a decrease in restricted cash of approximately $9,000. These inflows were partially offset by payments related to offering costs of $0.8 million, payments to affiliates, net of 0.2 million, distribution payments of $0.1 million and payments for financing costs of approximately $7,000.

Cash Flows for the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, net cash used in operating activities was $0.1 million, primarily due to a net loss of $0.1 million.

Net cash provided by financing activities of $2.2 million during three months ended March 31, 2013 related to proceeds from the issuance of common stock of $2.2 million and funding from affiliates of $0.2 million, partially offset by payments related to offering costs of $0.2 million.

Liquidity and Capital Resources

In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced active operations in June 2012. As of March 31, 2013, we owned two properties with an aggregate base purchase price of $54.2 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2013, we had 1.3 million shares of common stock outstanding, including unvested restricted stock and shares issues pursuant to the DRIP, and had received total proceeds of $13.0 million, including proceeds from shares issued pursuant to the DRIP. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of Liberty Crossing on June 8, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term debt incurred in connection with the acquisition on or before the debt matures in December 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2013, our net secured debt leverage ratio (secured mortgage note payable less cash and cash equivalents divided by the base purchase price of acquired real estate investments) approximated 67.0%. During the second quarter of 2013, we paid down the entire $6.5 million mezzanine loan that encumbered the San Pedro Crossing property. As of May 13, 2013, our secured debt leverage ratio approximated 63.1%.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2013, on a cumulative basis, we had not received any repurchase requests and had not repurchased any of our securities.

As of March 31, 2013, we had cash of $4.4 million. We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented.

Three Months Ended
(In thousands)	March 31, 2013
Net loss (in accordance with GAAP)	$(1,052)
Depreciation and amortization	1,145
FFO	93
Acquisition fees and expenses (1)	7
Amortization of above or below market leases (2)	72
Straight-line rent (3)	(16)
MFFO	$156
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

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the "Code"). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our IPO, which may reduce the amount of capital we ultimately invest in properties or other permitted investments, and negatively impact the value of your investment.

During the three months ended March 31, 2013, distributions paid to common stockholders totaled $0.1 million, inclusive of approximately $30,000 of distributions issued pursuant the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended
	March 31, 2013
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$103
Distributions reinvested	30
Total distributions	$133

Source of distribution coverage:
Cash flows provided by operations (1)	$103	77.4%
Proceeds from issuance of common stock	—	—%
Common stock issued pursuant to the DRIP / offering proceeds	30	22.6%
Proceeds from financings	—	—%
Total source of distribution coverage	$133	100.0%

Cash flows provided by operations (GAAP basis)	$521
Net loss (in accordance with GAAP)	$(1,052)
_____________________

(1)	Cash flows provided by operations for the three months ended March 31, 2013 include acquisition and transaction related expenses of approximately $7,000.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through March 31, 2013:

For the Period from July 29, 2010 (date of inception) to
(In thousands)	March 31, 2013
Distributions paid:
Common stockholders in cash	$224
Common stockholders pursuant to DRIP/offering proceeds	49
Total distributions paid	$273

Reconciliation of net loss:
Revenues	$2,663
Acquisition and transaction-related	(994)
Depreciation and amortization	(2,253)
Other operating expenses	(1,360)
Other non-operating expenses	(1,623)
Net loss (in accordance with GAAP) (1)	$(3,567)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2013, we were in compliance with the debt covenants under our loan agreements.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2013:

		April 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$40,725	$16,200	$6,540	$—	$17,985
Notes payable	7,235	7,235	—	—	—
	$47,960	$23,435	$6,540	$—	$17,985
Interest Payments Due:
Mortgage notes payable	$4,658	$1,793	$1,443	$1,364	$58
Notes payable	230	230	—	—	—
	$4,888	$2,023	$1,443	$1,364	$58

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2012. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our IPO, asset and property management services, strategic advisory services and reimbursement of operating and offering related costs. See Note 9 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

In addition, the limited partnership agreement of the OP was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.

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

As of March 31, 2013, our fixed-rate debt had a carrying value and fair value of $31.8 million. Changes in market interest rates on our fixed-rate debt impacts the fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.0 million.

At March 31, 2013, our variable-rate debt had a carrying value of $16.2 million and a fair value of $16.4 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our variable-rate debt by $0.1 million annually. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our variable-rate debt by $0.1 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth below:

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.

Our cash flows provided by operations were $0.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we paid distributions of $0.1 million, of which $0.1 million was funded from cash flows from operations and approximately $30,000, or 22.6%, was funded from proceeds from common stock issued pursuant to the DRIP. During the three months ended March 31, 2013 cash flows from operations included an increase in accounts payable and accrued expenses of $0.3 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2013, there would have been $0.3 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2013.

On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of March 31, 2013, we have issued 1.3 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP. As of March 31, 2013, we had received $13.0 million of offering proceeds, including proceeds from shares issued pursuant to the DRIP.

The following table reflects the offering costs associated with the issuance of common stock.

Three Months Ended
(In thousands)	March 31, 2013
Selling commissions and dealer manager fees	$497
Other offering costs	777
Total offering costs	$1,274

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Three Months Ended
(In thousands)	March 31, 2013
Total commissions paid to the Dealer Manager	$497
Less:
Commissions to participating brokers	(330)
Reallowance to participating broker dealers	(42)
Net to the Dealer Manager	$125

Cumulative offering costs, excluding commissions and dealer manager fees, included $4.0 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are our Advisor's responsibility. As of March 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.6 million.

Our Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs were $7.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of March 31, 2013. Offering proceeds of $13.0 million exceeded cumulative offering costs by $5.1 million as of March 31, 2013.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2013, we had used the net proceeds from our IPO to purchase two properties with an aggregate purchase price of $54.2 million.

Share Repurchase Program

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2013, on a cumulative basis, we had not received any repurchase requests and had not repurchased any of our securities.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated: May 13, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________________
*    Filed herewith.