Form 10-Q
period 2013-06-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2013-08-14
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant's common stock on July 31, 2013 was 3,394,268 shares.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$12,435	$12,435
Buildings, fixtures and improvements	33,957	33,957
Acquired intangible lease assets	8,665	8,665
Total real estate investments, at cost	55,057	55,057
Less: accumulated depreciation and amortization	(3,548)	(1,143)
Total real estate investments, net	51,509	53,914
Cash and cash equivalents	5,397	278
Restricted cash	459	327
Prepaid expenses and other assets	1,154	563
Deferred costs, net	413	642
Total assets	$58,932	$55,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$28,985	$40,725
Notes payable	5,735	7,235
Below-market lease liabilities, net	831	858
Accounts payable and accrued expenses	9,091	8,033
Deferred rent and other liabilities	60	148
Distributions payable	146	47
Total liabilities	44,848	57,046
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 3,019,143 and 834,118 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	30	8
Additional paid-in capital	19,345	1,372
Accumulated deficit	(5,291)	(2,702)
Total stockholders' equity (deficit)	14,084	(1,322)
Total liabilities and stockholders' equity (deficit)	$58,932	$55,724

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$1,080	$90	$2,168	$90
Operating expense reimbursements	306	22	615	22
Total revenues	1,386	112	2,783	112
Operating expenses:
Property operating	394	27	813	27
Acquisition and transaction related	—	371	7	371
General and administrative	82	112	170	218
Depreciation and amortization	1,090	178	2,235	178
Total operating expenses	1,566	688	3,225	794
Operating loss	(180)	(576)	(442)	(682)
Other expenses:
Interest expense	(741)	(89)	(1,531)	(89)
Extinguishment of debt	(130)	—	(130)	—
Total other expenses	(871)	(89)	(1,661)	(89)
Net loss	$(1,051)	$(665)	$(2,103)	$(771)
Comprehensive loss	$(1,051)	$(665)	$(2,103)	$(771)
Basic and diluted weighted-average shares outstanding	2,063,622	301,023	1,519,586	187,974
Basic and diluted net loss per share	$(0.51)	$(2.21)	$(1.38)	$(4.10)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2012	834,118	$8	$1,372	$(2,702)	$(1,322)
Issuances of common stock	2,172,231	22	21,527	—	21,549
Common stock offering costs, commissions and dealer manager fees	—	—	(3,655)	—	(3,655)
Common stock issued through distribution reinvestment plan	12,476	—	118	—	118
Common stock repurchases	(8,682)	—	(87)	—	(87)
Share-based compensation	9,000	—	70	—	70
Distributions declared	—	—	—	(486)	(486)
Net loss	—	—	—	(2,103)	(2,103)
Balance, June 30, 2013	3,019,143	$30	$19,345	$(5,291)	$14,084

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,103)	$(771)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,296	114
Amortization of intangible assets	939	64
Amortization (including accelerated write-off) of deferred costs	376	15
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	143	2
Share-based compensation	70	4
Changes in assets and liabilities:
Prepaid expenses and other assets	(103)	(95)
Accounts payable and accrued expenses	1,101	165
Deferred rent and other liabilities	(88)	—
Net cash provided by (used in) operating activities	1,631	(502)
Cash flows from investing activities:
Investment in real estate and other assets	—	(5,198)
Net cash used in investing activities	—	(5,198)
Cash flows from financing activities:
Proceeds from mortgage notes payable	11,000	—
Payments of mortgage notes payable	(22,740)	—
Proceeds from notes payable	—	3,000
Payments of notes payable	(1,500)	—
Payments of deferred financing costs	(115)	(304)
Proceeds from issuances of common stock	21,029	2,803
Payments of offering costs and fees related to stock issuances	(2,824)	(338)
Distributions paid	(269)	—
(Payments to) advances from affiliate, net	(961)	806
Restricted cash	(132)	(227)
Net cash provided by financing activities	3,488	5,740
Net change in cash and cash equivalents	5,119	40
Cash and cash equivalents, beginning of period	278	—
Cash and cash equivalents, end of period	$5,397	$40

Supplemental Disclosures:
Cash paid for interest (includes cash paid for penalties, interest and fees on extinguishment of debt)	$1,223	$18
Cash paid for taxes	6	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$—	$16,200
Common stock issued through distribution reinvestment plan	118	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

On March 9, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. As of June 30, 2013, the Company had 3.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $29.5 million, including proceeds from shares issued pursuant to the DRIP. As of June 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $29.9 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of June 30, 2013, the Company owned two properties with an aggregate purchase price of $54.2 million, comprised of 0.3 million square feet which were 95.1% leased on a weighted-average basis.

Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. American Realty Capital Retail Advisor, LLC (the "Advisor") is the Company's affiliated advisor. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP Units"). The Advisor, a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. The holder of OP Units has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of the OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common ownership with the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties, and each of which have received and/or may receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. The Advisor and Dealer Manager have received and may receive compensation and fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2013, other than the updates described below.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 3 — Real Estate Investments

There were no assets acquired or liabilities assumed during the six months ended June 30, 2013. The following table presents the allocation of assets acquired and liabilities assumed during the six months ended June 30, 2012:

Six Months Ended
(Dollar amounts in thousands)	June 30, 2012
Real estate investments, at cost:
Land	$2,887
Buildings, fixtures and improvements	17,084
Total tangible assets	19,971
Acquired intangibles:
In-place leases	1,916
Above-market lease assets	199
Below market lease liabilities	(504)
Total assets acquired, net	21,582
Mortgage notes payable used to acquire real estate investments	(16,200)
Other liabilities assumed	(184)
Cash paid for acquired real estate investments	$5,198
Number of properties purchased	1

The Company's portfolio of real estate properties is comprised of the following properties as of June 30, 2013 and December 31, 2012:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Liberty Crossing	1	$21,582
San Pedro Crossing	1	32,600
Total Portfolio at June 30, 2013 and December 31, 2012	2	$54,182
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

The following table presents future minimum base rent cash payments due to the Company subsequent to June 30, 2013.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 to December 31, 2013	$2,233
2014	3,989
2015	3,704
2016	3,456
2017	3,254
Thereafter	5,941
$22,577

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2013 and 2012:

Tenant	June 30, 2013	June 30, 2012
Toys "R" Us - Delaware, Inc.	19.8%	*
The Container Store, Inc.	12.0%	*
Ross Stores, Inc.	*	18.1%
PetSmart, Inc.	*	15.6%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income on a straight-line basis as of June 30, 2013 and 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2013 and 2012:

State	June 30, 2013	June 30, 2012
Texas	100.0%	100.0%

The Company owned properties in no other state that in total represented more than 10% of the annualized rental income on a straight-line basis as of June 30, 2013 and 2012.

Note 4 — Notes Payable

In June 2012, the Company entered into an unsecured $3.0 million note payable with an unaffiliated third party. The note payable bears interest at a fixed rate of 8.0% per annum and was set to mature in June 2013. In May 2013, the note payable was extended for one year and will mature in June 2014. The note payable contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The note payable may be prepaid from time to time and at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon final payment of the note payable. As of June 30, 2013 and December 31, 2012, there was $3.0 million outstanding on the note payable.

In December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Sponsor. The bridge loan bears interest at a fixed rate of 6.0% per annum and matures in December 2013. The bridge loan contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The bridge loan may be prepaid from time to time and at any time, in whole or in part. In May 2013, the Company paid $1.5 million of the principal balance on the bridge loan. As of June 30, 2013 and December 31, 2012, there was $2.7 million and $4.2 million outstanding on the bridge loan, respectively.

The Company's sources of financing generally contain financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2013, the Company was in compliance with debt covenants under the notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company's mortgage notes payable as of June 30, 2013 and December 31, 2012 consists of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties as of June 30, 2013	June 30, 2013	December 31, 2012	June 30, 2013		December 31, 2012		Interest Rate	Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing - Original Loan (1) (2)	—	$—	$16,200	—%		5.58%		Variable	Refinanced in June 2013
Liberty Crossing - Refinanced Loan (1) (3)	1	11,000	—	4.66%		—%		Fixed	Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	17,985	3.79%		3.79%		Fixed	Jan. 2018
San Pedro Crossing - Mezzanine Loan (1) (4)	—	—	6,540	—%		10.14%		Fixed	Fully paid down in May 2013
Total	2	$28,985	$40,725	4.12%	(5)	5.52%	(5)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements were or are guaranteed by AR Capital, LLC, the entity that wholly owns the Company's Sponsor.

(2)
This mortgage note payable encumbered the Liberty Crossing property and bore interest at (i) the greater of (A) 0.5%, or (B) one-month LIBOR with respect to Eurodollar rate loans, plus (ii) a margin of 5.0%. The mortgage note payable required monthly interest-only payments. The Company refinanced the Liberty Crossing property in June 2013 and replaced this mortgage note payable with the "Liberty Crossing - Refinanced Loan."

(3)	The Company entered into this mortgage agreement on June 28, 2013.

(4)
The mezzanine loan encumbered the San Pedro Crossing property. The mezzanine loan bore interest at a fixed rate of 10.0%. The Company fully paid down the mezzanine loan during the second quarter of 2013.

(5)	Calculated on a weighted-average basis for all mortgages outstanding as of June 30, 2013 and December 31, 2012.

In June 2013, the Company refinanced the Liberty Crossing property. The refinancing qualified as an extinguishment of debt based on the significant changes made to the terms of the loan. In June 2013, in connection with the Company's extinguishment of debt, the Company wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees related to the refinancing.

The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable subsequent to June 30, 2013:

(In thousands)	Future Principal Payments
July 1, 2013 to December 31, 2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	28,985
$28,985

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2013, the Company was in compliance with debt covenants under the mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$28,985	$28,573	$40,725	$41,007
Notes payable	3	$5,735	$5,796	$7,235	$7,265

The fair value of mortgage notes payable and notes payable are obtained by calculating the present value at current market rates.

Note 7 — Common Stock

As of June 30, 2013 and December 31, 2012, the Company had 3.0 million and 0.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, respectively, and had received total proceeds of $29.5 million and $7.9 million, including proceeds from shares issued pursuant to the DRIP, respectively.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table summarizes the number of shares repurchased under the Company's Share Repurchase Program cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	—	—	$—
Six Months Ended June 30, 2013 (1)	1	8,682	$9.98
Cumulative repurchase requests as of June 30, 2013	1	8,682	$9.98
_____________________

(1)
Includes one unfulfilled repurchase request for 8,682 shares at a weighted-average repurchase price per share of $9.98, which was approved for repurchase as of June 30, 2013 and was completed in the third quarter of 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

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

Note 9 — Related Party Transactions and Arrangements

The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, the Advisor owned 202 OP Units.

Additionally, in December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Sponsor. In May 2013, the Company paid down $1.5 million of the principal balance on the bridge loan. As of June 30, 2013 and December 31, 2012, there was $2.7 million and $4.2 million outstanding on the bridge loan, respectively (See Note 4 — Notes Payable).

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three and six months ended June 30, 2013 and 2012 and payable to the Dealer Manager as of June 30, 2013 and December 31, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Total commissions and fees from the Dealer Manager	$1,657	$55	$2,154	$72	$106	$—

The Advisor and its affiliates have received and will receive compensation and expense reimbursements for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three and six months ended June 30, 2013 and 2012 and payable to the Advisor and Dealer Manager as of June 30, 2013 and December 31, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$401	$423	$912	$812	$4,283	$3,533

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of June 30, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $7.1 million.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of June 30, 2013, cumulative offering costs were $10.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of June 30, 2013.

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
June 30, 2013
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

The following table details amounts incurred and forgiven during the three and six months ended June 30, 2013 and 2012 and amounts contractually due as of June 30, 2013 and December 31, 2012 in connection with the operations related services described above:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2013		2012		2013		2012		June 30,	December 31,
(In thousands)	Incurred	Forgiven (1)	Incurred	Forgiven (1)	Incurred	Forgiven (1)	Incurred	Forgiven (1)	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$324	$—	$—	$—	$324	$—	$820	$820
Financing coordination fees	—	—	162	—	—	—	162	—	407	407
Other expense reimbursements	—	—	—	—	—	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	8	—	18	—	8	—	—
Property management and leasing fees	—	14	—	1	—	28	—	1	—	—
Strategic advisory fees	221	—	—	—	294	—	—	—	294	—
Total related party operation fees and reimbursements	$221	$14	$486	$9	$294	$46	$486	$9	$1,521	$1,227
_________________________________

(1)
These fees have been waived. The Company's board of directors may elect, subject to the Advisor's approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares of common stock.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing administrative services during the three and six months ended June 30, 2013 or 2012.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.3 million and $0.5 million of general and administrative costs during the three and six months ended June 30, 2013, respectively. The Advisor absorbed $41,000 of property operating costs during the three and six months ended June 30, 2013. There were no such costs absorbed by the Advisor during the three and six months ended June 30, 2012. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2013 or 2012.

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 7.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 7.0% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and six months ended June 30, 2013 or 2012.

The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received an annual 7.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and six months ended June 30, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

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
June 30, 2013
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

Note 11 — Share-Based Compensation

Stock Option Plan

 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2013 and December 31, 2012, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the operating partnership payable to the Advisor, shall not exceed (a) 6.0% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2.0% of average invested assets and 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3.0% of the contract sales price of all properties that the Company sells and (d) 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the six months ended June 30, 2013:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price
Unvested, December 31, 2012	13,800	$9.35
Granted	9,000	9.00
Vested	(2,400)	9.50
Unvested, June 30, 2013	20,400	$9.18

The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was approximately $8,000 and $1,000 during the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to restricted stock was approximately $15,000 and $4,000 during the six months ended June 30, 2013 and 2012, respectively.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No shares of common stock were issued to directors in lieu of cash compensation during the three and six months ended June 30, 2013 and 2012.

Note 12 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss (in thousands)	$(1,051)	$(665)	$(2,103)	$(771)
Basic and diluted weighted-average shares outstanding	2,063,622	301,023	1,519,586	187,974
Basic and diluted net loss per share	$(0.51)	(2.21)	$(1.38)	$(4.10)

As of June 30, 2013 and 2012, the Company had 20,400 and 16,800 shares of unvested restricted stock outstanding, respectively. As of June 30, 2013 and 2012, the Company had 202 OP Units outstanding. Both the unvested restricted stock and the OP Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:

Sales of Common Stock

 As of July 31, 2013, the Company had 3.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. As of July 31, 2013, the aggregate value of all share issuances was $33.7 million, based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

Total capital, including sales from common stock and proceeds from shares issued pursuant to the DRIP, net of common stock repurchases, raised to date is as follows:

Source of Capital (In thousands)	Inception to June 30, 2013	July 1, 2013 to July 31, 2013	Total
Common stock	$29,470	$3,830	$33,300

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company.

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

•
Our initial public offering of common stock (the "IPO" or "our offering"), which commenced on March 17, 2011, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative. As of June 30, 2013, we owned two properties.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview

We were incorporated on July 29, 2010 as a Maryland corporation and qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95.0% of the offering price of the IPO.

On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of June 30, 2013, we had 3.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $29.5 million, including proceeds from shares issued pursuant to the DRIP. As of June 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $29.9 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of June 30, 2013, we owned two properties with an aggregate purchase price of $54.2 million, comprised of 0.3 million square feet which were 95.1% leased on a weighted-average basis.

Substantially all of our business is conducted through the OP. We have no employees. We have retained our Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with the Service Provider, pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Dealer Manager, an entity under common ownership with our sponsor, American Realty Capital IV, LLC (the "Sponsor"), serves as the dealer manager of our IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, the Sponsor, as a result of which they are related parties, and each of which have received and/or may receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Advisor will pay to the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

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

Properties

We acquire and operate retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of June 30, 2013:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
							(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	90.7%	4.4 years	$21,582
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	97.4%	5.2 years	32,600
			2	307,935	95.1%	4.9 years	$54,182
_____________________

(1)	Remaining lease term in years as of June 30, 2013, calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition related costs.

Results of Operations

 We purchased our first property and commenced active operations in June 2012. As of June 30, 2013, we owned two properties with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet which were 95.1% leased on a weighted-average basis. We purchased our first property and commenced active operations in June 2012, and as of June 30, 2012, we owned one property, Liberty Crossing, with a base purchase price of $21.6 million, comprised of 0.1 million rentable square feet. Accordingly, our results of operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 reflect significant increases in most categories.

Comparison of the Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Rental Income

Rental income increased $1.0 million to $1.1 million for the three months ended June 30, 2013, compared to $0.1 million for the three months ended June 30, 2012. This increase in rental income was partially driven by our operation of the San Pedro Crossing property, which was acquired in December 2012 for a base purchase price of $32.6 million, comprised of 0.2 million square feet, which were 97.4% leased on a weighted-average basis as of June 30, 2013. This increase in rental income was also driven by our operation of the Liberty Crossing property for the full three months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements increased $0.3 million to $0.3 million for the three months ended June 30, 2013, compared to approximately $22,000 for the three months ended June 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. This increase in operating expense reimbursement revenue was driven by our operation of the San Pedro Crossing property we acquired in December 2012 and by our operation of the Liberty Crossing property for the full three months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012.

Property Operating Expense

Property operating expense increased $0.4 million to $0.4 million for the three months ended June 30, 2013, compared to approximately $27,000 for the three months ended June 30, 2012. These costs primarily relate to the costs associated with maintaining our properties including property management fees incurred from our Service Provider, real estate taxes, utilities, repairs and maintenance. This increase in property operating expenses was driven by our operation of the San Pedro Crossing property we acquired in December 2012 and by our operation of the Liberty Crossing property for the full three months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012. This increase in property operating expenses includes the absorption of approximately $41,000 of property operating expenses by the Advisor during the three months ended June 30, 2013. No property operating expense was absorbed by the Advisor during the three months ended June 30, 2012.

Operating Fees to Affiliates

Our affiliated Advisor is entitled to an asset management fee and an oversight fee for properties managed by our Service Provider. Our Advisor elected to waive these fees for the three months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, we would have incurred aggregate asset management and oversight fees of approximately $14,000 and $9,000, respectively, had these fees not been waived.

Acquisition and Transaction Related Expense

We did not acquire any properties and therefore did not incur acquisition and transaction related costs for the three months ended June 30, 2013. Acquisition and transaction related expense was $0.4 million for the three months ended June 30, 2012. These costs related to our acquisition of the Liberty Crossing property in June 2012 for a base purchase price of $21.6 million.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 and 2012 remained consistent at $0.1 million. There was an increase in costs such as board member compensation, directors and officers insurance and professional fees during the three months ended June 30, 2013 compared to the three months ended June 30, 2012; however, general and administrative expense also includes the absorption of $0.3 million of general and administrative costs by the Advisor during the three months ended June 30, 2013. No general and administrative expense was absorbed by the Advisor during the three months ended June 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.9 million to $1.1 million for the three months ended June 30, 2013, compared to $0.2 million for the three months ended June 30, 2012. This increase in depreciation and amortization was driven by our ownership of the San Pedro Crossing property we acquired in December 2012 and by our ownership of the Liberty Crossing property for the full three months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense increased $0.6 million to $0.7 million for the three months ended June 30, 2013, compared to $0.1 million for the three months ended June 30, 2012. Interest expense for the three months ended June 30, 2013 related to our mortgage notes payable of $29.0 million with a weighted-average effective interest rate of 4.12% as of June 30, 2013, which was used to fund a portion of the aggregate base purchase price of our two properties, interest related to our unsecured notes payable of $5.7 million with a weighted-average effective interest rate of 7.14% as of June 30, 2013 and amortization of deferred financing costs. Interest expense for the three months ended June 30, 2012 only related to the interest and amortization of deferred financing costs pertaining to one mortgage note payable on the LIberty Crossing property for the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012.

Extinguishment of Debt

We incurred $0.1 million for our extinguishment of debt during the three months ended June 30, 2013 in connection with our refinancing of the Liberty Crossing property in June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees related to the refinancing during the three months ended June 30, 2013. We did not incur any extinguishment of debt during the three months ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Rental Income

Rental income increased $2.1 million to $2.2 million for the six months ended June 30, 2013, compared to $0.1 million for the six months ended June 30, 2012. This increase in rental income was partially driven by our operation of the San Pedro Crossing property, which was acquired in December 2012 for a base purchase price of $32.6 million, comprised of 0.2 million square feet, which were 97.4% leased on a weighted-average basis as of June 30, 2013. This increase in rental income was also driven by our operation of the Liberty Crossing property for the full six months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements increased $0.6 million to $0.6 million for the six months ended June 30, 2013, compared to approximately $22,000 for the six months ended June 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. This increase in operating expense reimbursement revenue was driven by our operation of the San Pedro Crossing property we acquired in December 2012 and by our operation of the Liberty Crossing property for the full six months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012.

Property Operating Expense

Property operating expense increased $0.8 million to $0.8 million for the six months ended June 30, 2013, compared to approximately $27,000 for the six months ended June 30, 2012. These costs primarily relate to the costs associated with maintaining our properties including property management fees incurred from our Service Provider, real estate taxes, utilities, repairs and maintenance. This increase in property operating expenses was driven by our operation of the San Pedro Crossing property we acquired in December 2012 and by our operation of the Liberty Crossing property for the full six months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012. This increase in property operating expenses includes the absorption of approximately $41,000 of property operating expenses by the Advisor during the six months ended June 30, 2013. No property operating expense was absorbed by the Advisor during the six months ended June 30, 2012.

Operating Fees to Affiliates

Our affiliated Advisor is entitled to an asset management fee and an oversight fee for properties managed by our Service Provider. Our Advisor elected to waive these fees for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, we would have incurred aggregate asset management and oversight fees of approximately $46,000 and $9,000, respectively, had these fees not been waived.

Acquisition and Transaction Related Expense

Acquisition and transaction related costs decreased $0.4 million to approximately $7,000 for the six months ended June 30, 2013, compared to $0.4 million for the six months ended June 30, 2012. The acquisition and transaction related expense for the six months ended June 30, 2013 related to the cost segregation analysis prepared by a third party specialist for the San Pedro Crossing property. The $0.4 million of acquisition and transaction related expense for the six months ended June 30, 2012 related to our acquisition of the Liberty Crossing property in June 2012 for a base purchase price of $21.6 million.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 and 2012 remained consistent at $0.2 million. There was an increase in costs such as board member compensation, directors and officers insurance and professional fees during the six months ended June 30, 2013 compared to the six months ended June 30, 2012; however, general and administrative expense also includes the absorption of $0.5 million of general and administrative costs by the Advisor during the six months ended June 30, 2013. No general and administrative expense was absorbed by the Advisor during the six months ended June 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.0 million to $2.2 million for the six months ended June 30, 2013, compared to $0.2 million for the six months ended June 30, 2012. This increase in depreciation and amortization was driven by our ownership of the San Pedro Crossing property we acquired in December 2012 and by our ownership of the Liberty Crossing property for the full six months ended June 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense increased $1.4 million to $1.5 million for the six months ended June 30, 2013, compared to $0.1 million for the six months ended June 30, 2012. Interest expense for the six months ended June 30, 2013 related to our mortgage notes payable of $29.0 million with a weighted-average effective interest rate of 4.12% as of June 30, 2013, which was used to fund a portion of the aggregate base purchase price of our two properties, interest related to our unsecured notes payable of $5.7 million with a weighted-average effective interest rate of 7.14% as of June 30, 2013 and amortization of deferred financing costs. Interest expense for the six months ended June 30, 2012 related to the interest and amortization of deferred financing costs pertaining to one mortgage note payable on the Liberty Crossing property for the period from June 8, 2012 (date of Liberty Crossing acquisition) to June 30, 2012.

Extinguishment of Debt

We incurred $0.1 million for our extinguishment of debt during the six months ended June 30, 2013 in connection with our refinancing of the Liberty Crossing property in June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees related to the refinancing during the six months ended June 30, 2013. We did not incur any extinguishment of debt during the six months ended June 30, 2012.

Cash Flows for the Six Months Ended June 30, 2013

During the six months ended June 30, 2013, net cash provided by operating activities was $1.6 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2013 included approximately $7,000 of acquisition and transaction costs. Cash inflows included net loss adjusted for non-cash items of $0.7 million (net loss of $2.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization (including accelerated write-off) of deferred costs and share-based compensation totaling $2.8 million) as well as an increase of $1.1 million in accounts payable and accrued expenses that primarily related to interest payable related to mortgage and notes payable and accrued property operating expenses. These cash inflows were partially offset by an an increase in prepaid expenses and other assets of $0.1 million and an increase in deferred rent and other liabilities of $0.1 million due to the timing of the receipt of rental payments.

Net cash provided by financing activities during the six months ended June 30, 2013 of $3.5 million related to proceeds from the issuance of common stock of $21.0 million and proceeds from mortgage notes payable of $11.0 million. These inflows were partially offset by payments of mortgage notes payable of $22.7 million, payments related to offering costs of $2.8 million, payments of notes payable of $1.5 million, payments to affiliates, net of 1.0 million, distribution payments of $0.3 million, an increase in restricted cash of $0.1 million and payments of deferred financing costs of $0.1 million.

Cash Flows for the Six Months Ended June 30, 2012

During the six months ended June 30, 2012, net cash used in operating activities was $0.5 million. Cash flows used in operating activities during the six months ended June 30, 2012 included $0.4 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.6 million (net loss of $0.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of $0.2 million) as well as an increase in prepaid expenses and other assets of $0.1 million primarily due to prepaid property and directors and officers insurance, rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase of $0.2 million in accounts payable and accrued expenses mainly due to interest payable related to mortgage and notes payable and accrued property operating expenses.

Net cash used in investing activities during six months ended June 30, 2012 of $5.2 million primarily related to the acquisition of one property with a base purchase price of $21.6 million, which was financed at acquisition with a $16.2 million mortgage notes payable. We assumed $0.2 million of other liabilities in connection with this acquisition related to tenant deposits and improvements.

Net cash provided by financing activities during the six months ended June 30, 2012 of $5.7 million related to proceeds from the issuance of common stock of $2.8 million, proceeds from notes payable of $3.0 million and$0.8 million in funding from affiliates. These inflows were partially offset by payments related to offering costs of $0.3 million, payments for financing costs of $0.3 million and an increase in restricted cash of $0.2 million.

Liquidity and Capital Resources

In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced active operations in June 2012. As of June 30, 2013, we owned two properties with an aggregate base purchase price of $54.2 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2013, we had 3.0 million shares of common stock outstanding, including unvested restricted stock and shares issues pursuant to the DRIP, and had received total proceeds of $29.5 million, including proceeds from shares issued pursuant to the DRIP. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") Statement of Policy Regarding Real Estate Investment Trusts, ("NASAA REIT Guidelines") as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of Liberty Crossing on June 8, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term debt incurred in connection with the acquisition on or before the debt matures in December 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2013, our net secured debt leverage ratio (secured mortgage notes payable less cash and cash equivalents divided by the base purchase price of acquired real estate investments) approximated 43.5%.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	—	—	$—
Six Months Ended June 30, 2013 (1)	1	8,682	$9.98
Cumulative repurchase requests as of June 30, 2013	1	8,682	$9.98
_____________________

(1)
Includes one unfulfilled repurchase request for 8,682 shares at a weighted-average repurchase price per share of $9.98, which was approved for repurchase as of June 30, 2013 and was completed in the third quarter of 2013. This liability is included in accounts payable and accrued expenses on our consolidated balance sheets.

As of June 30, 2013, we had cash and cash equivalents of $5.4 million. We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2013	June 30, 2013	June 30, 2013
Net loss (in accordance with GAAP)	$(1,052)	$(1,051)	$(2,103)
Depreciation and amortization	1,145	1,090	2,235
FFO	93	39	132
Acquisition fees and expenses (1)	7	—	7
Non-recurring debt extinguishment expenses	—	130	130
Amortization of above or below market leases (2)	72	71	143
Straight-line rent (3)	(16)	(12)	(28)
MFFO	$156	$228	$384
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

During the six months ended June 30, 2013, distributions paid to common stockholders totaled $0.4 million, inclusive of $0.1 million of distributions issued pursuant the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended				Six Months Ended
	March 31, 2013		June 30, 2013		June 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$103		$166		$269
Distributions reinvested	30		88		118
Total distributions	$133		$254		$387

Source of distribution coverage:
Cash flows provided by operations (1)	$103	77.4%	$166	65.4%	$269	69.5%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%
Common stock issued pursuant to the DRIP / offering proceeds	30	22.6%	88	34.6%	118	30.5%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$133	100.0%	$254	100.0%	$387	100.0%

Cash flows provided by operations (GAAP basis)	$521		$1,110		$1,631
Net loss (in accordance with GAAP)	$(1,052)		$(1,051)		$(2,103)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2013 and the six months ended June 30, 2013 include acquisition and transaction related expenses of approximately $7,000. No acquisition and transaction related expenses were incurred during the three months ended June 30, 2013.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through June 30, 2013:

For the Period from July 29, 2010 (date of inception) to
(In thousands)	June 30, 2013
Distributions paid:
Common stockholders in cash	$390
Common stockholders pursuant to DRIP/offering proceeds	137
Total distributions paid	$527

Reconciliation of net loss:
Revenues	$4,049
Acquisition and transaction-related	(994)
Depreciation and amortization	(3,343)
Other operating expenses	(1,836)
Other non-operating expenses	(2,494)
Net loss (in accordance with GAAP) (1)	$(4,618)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2013, we were in compliance with the debt covenants under our loan agreements.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2013:

		July 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$28,985	$—	$—	$—	$28,985
Notes payable	5,735	2,735	3,000	—	—
	$34,720	$2,735	$3,000	$—	$28,985
Interest Payments Due:
Mortgage notes payable	$5,686	$557	$2,388	$2,391	$350
Notes payable	306	202	104	—	—
	$5,992	$759	$2,492	$2,391	$350

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

As of June 30, 2013, our debt included fixed-rate secured mortgage financings and fixed-rate unsecured financings with an aggregate carrying value of $34.7 million and an aggregate fair value of $34.4 million. Changes in market interest rates on our fixed-rate debt impacts the fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.9 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement on Form S-11 (File No. 333-169355), as amended (the "Registration Statement"). There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, except for the items described below:

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

Our cash flows provided by operations were $1.6 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we paid distributions of $0.4 million, of which $0.3 million was funded from cash flows from operations and $0.1 million, or 30.5%, was funded from proceeds from common stock issued pursuant to the DRIP. During the six months ended June 30, 2013, cash flows from operations included an increase in accounts payable and accrued expenses of $1.1 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2013, there would have been $1.1 million less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

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

We rely significantly on seven major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of June 30, 2013, the following seven major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•	Toys "R" Us - Delaware, Inc. represented 19.8% of total annualized rental income on a straight-line basis;

•	The Container Store, Inc. represented 12.0% of total annualized rental income on a straight-line basis;

•	Barnes and Noble Booksellers, Inc. represented 9.7% of total annualized rental income on a straight-line basis;

•	Ross Stores, Inc. represented 6.5% of total annualized rental income on a straight-line basis;

•	Cavendar Stores, LTD. represented 5.9% of total annualized rental income on a straight-line basis;

•	PetSmart, Inc. represented 5.6% of total annualized rental income on a straight-line basis; and

•	Dick's Sporting Goods, Inc. represented 5.5% of total annualized rental income on a straight-line basis.

Therefore, the financial failure of the tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is driven by the credit quality of the underlying tenant, and an adverse change in either tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentration. As of June 30, 2013, $307.9 million, or 100.0% of our annualized rental income on a straight-line basis, came from our properties located in Texas. Any downturn in Texas, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company. Factors that may negatively affect economic conditions in Texas include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2013.

On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of June 30, 2013, we have issued 3.0 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP. As of June 30, 2013, we had received $29.5 million of offering proceeds, including proceeds from shares issued pursuant to the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Selling commissions and dealer manager fees	$2,154
Other offering costs	1,501
Total offering costs	$3,655

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Six Months Ended
(In thousands)	June 30, 2013
Total commissions paid to the Dealer Manager	$2,154
Less:
Commissions to participating brokers	(1,404)
Reallowance to participating broker dealers	(142)
Net to the Dealer Manager	$608

Cumulative offering costs, excluding commissions and dealer manager fees, included $4.4 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are our Advisor's responsibility. As of June 30, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $7.1 million.

Our Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of June 30, 2013, cumulative offering costs were $10.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of June 30, 2013. Offering proceeds, including proceeds from shares issued pursuant to the DRIP, of $29.5 million exceeded cumulative offering costs by $19.2 million as of June 30, 2013.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2013, we had used the net proceeds from our IPO to purchase two properties with an aggregate purchase price of $54.2 million.

Share Repurchase Program

Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	—	—	$—
Six Months Ended June 30, 2013 (1)	1	8,682	$9.98
Cumulative repurchase requests as of June 30, 2013	1	8,682	$9.98
_____________________

(1)
Includes one unfulfilled repurchase request for 8,682 shares at a weighted-average repurchase price per share of $9.98, which was approved for repurchase as of June 30, 2013 and was completed in the third quarter of 2013. This liability is included in accounts payable and accrued expenses on our consolidated balance sheets.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.2 *	Amended and Restated Advisory Agreement, dated as of July 15, 2013, between American Realty Capital - Retail Centers of America, Inc. and American Realty Capital Retail Advisor, LLC
10.19 *	Purchase and Sale Agreement, dated as of June 28, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.20 *	Amendment to Purchase and Sale Agreement, dated as of July 29, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.21 *
Second Amendment to Purchase and Sale Agreement, dated as of August 1, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________________
*    Filed herewith.