Form 10-Q
period 2013-09-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2013-11-13
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant's common stock on October 31, 2013 was 5,626,999 shares.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$28,192	$12,435
Buildings, fixtures and improvements	62,791	33,957
Acquired intangible lease assets	17,071	8,665
Total real estate investments, at cost	108,054	55,057
Less: accumulated depreciation and amortization	(4,696)	(1,143)
Total real estate investments, net	103,358	53,914
Cash and cash equivalents	3,202	278
Restricted cash	1,314	327
Prepaid expenses and other assets	1,343	563
Deferred costs, net	1,341	642
Land held for sale	564	—
Total assets	$111,122	$55,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$69,860	$40,725
Notes payable	3,000	7,235
Below-market lease liabilities, net	929	858
Derivatives, at fair value	337	—
Accounts payable and accrued expenses	9,903	8,033
Deferred rent and other liabilities	200	148
Distributions payable	242	47
Total liabilities	84,471	57,046
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 4,748,083 and 834,118 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	47	8
Additional paid-in capital	34,357	1,372
Accumulated other comprehensive loss	(337)	—
Accumulated deficit	(7,416)	(2,702)
Total stockholders' equity (deficit)	26,651	(1,322)
Total liabilities and stockholders' equity (deficit)	$111,122	$55,724

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$1,276	$409	$3,444	$499
Operating expense reimbursements	418	109	1,033	131
Total revenues	1,694	518	4,477	630
Operating expenses:
Property operating	576	115	1,389	142
Acquisition and transaction related	938	16	945	387
General and administrative	177	14	347	232
Depreciation and amortization	1,067	455	3,302	633
Total operating expenses	2,758	600	5,983	1,394
Operating loss	(1,064)	(82)	(1,506)	(764)
Other expenses:
Interest expense	(446)	(349)	(1,977)	(438)
Extinguishment of debt	—	—	(130)	—
Total other expenses	(446)	(349)	(2,107)	(438)
Net loss	$(1,510)	$(431)	$(3,613)	$(1,202)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(337)	—	(337)	—
Comprehensive loss	$(1,847)	$(431)	$(3,950)	$(1,202)

Basic and diluted weighted-average shares outstanding	3,785,878	369,628	2,283,318	248,967
Basic and diluted net loss per share	$(0.40)	$(1.17)	$(1.58)	$(4.83)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2012	834,118	$8	$1,372	$—	$(2,702)	$(1,322)
Issuances of common stock	3,879,780	39	38,316	—	—	38,355
Common stock offering costs, commissions and dealer manager fees	—	—	(5,593)	—	—	(5,593)
Common stock issued through distribution reinvestment plan	33,859	—	322	—	—	322
Common stock repurchases	(8,674)	—	(87)	—	—	(87)
Share-based compensation	9,000	—	27	—	—	27
Distributions declared	—	—	—	—	(1,101)	(1,101)
Net loss	—	—	—	—	(3,613)	(3,613)
Other comprehensive loss	—	—	—	(337)	—	(337)
Balance, September 30, 2013	4,748,083	$47	$34,357	$(337)	$(7,416)	$26,651

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,613)	$(1,202)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,925	375
Amortization of intangible assets	1,375	258
Amortization (including accelerated write-off) of deferred costs	404	75
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	213	10
Share-based compensation	27	13
Changes in assets and liabilities:
Prepaid expenses and other assets	(802)	(240)
Accounts payable and accrued expenses	2,183	252
Deferred rent and other liabilities	52	42
Net cash provided by (used in) operating activities	1,764	(417)
Cash flows from investing activities:
Investment in real estate and other assets	(12,575)	(5,198)
Net cash used in investing activities	(12,575)	(5,198)
Cash flows from financing activities:
Proceeds from mortgage notes payable	11,000	—
Payments of mortgage notes payable	(22,740)	—
Proceeds from notes payable	—	3,000
Payments of notes payable	(4,235)	—
Payments of deferred financing costs	(947)	(314)
Proceeds from issuances of common stock	38,221	4,101
Common stock repurchases	(87)	—
Payments of offering costs and fees related to stock issuances	(4,713)	(643)
Distributions paid	(584)	(46)
(Payments to) advances from affiliate, net	(1,193)	716
Restricted cash	(987)	(176)
Net cash provided by financing activities	13,735	6,638
Net change in cash and cash equivalents	2,924	1,023
Cash and cash equivalents, beginning of period	278	—
Cash and cash equivalents, end of period	$3,202	$1,023

Supplemental Disclosures:
Cash paid for interest (includes cash paid for penalties, interest and fees on extinguishment of debt)	$1,636	$273
Cash paid for taxes	6	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$40,875	$16,200
Common stock issued through distribution reinvestment plan	322	4

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On March 9, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. As of September 30, 2013, the Company had 4.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $46.5 million, including proceeds from shares issued pursuant to the DRIP. As of September 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $47.2 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of September 30, 2013, the Company owned three properties with an aggregate purchase price of $107.6 million, comprised of 0.5 million square feet which were 92.1% leased on a weighted-average basis.

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
September 30, 2013
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013. There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2013, other than the updates described below.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2013		2012
Real estate investments, at cost:
Land	$15,757		$2,887
Buildings, fixtures and improvements	28,834	(1)	17,084
Total tangible real estate investments	44,591		19,971
Acquired intangibles:
In-place leases	5,305		1,916
Above-market lease assets	3,101		199
Below market lease liabilities	(111)		(504)
Total intangible real estate investments	8,295		1,611
Land held for sale	564	(2)	—
Total assets acquired, net	53,450		21,582
Mortgage notes payable used to acquire real estate investments	(40,875)		(16,200)
Other liabilities assumed	—		(184)
Cash paid for acquired real estate investments and land held for sale	$12,575		$5,198
Number of properties purchased	1		1
_____________________

(1)
Buildings, fixtures and improvements acquired during the nine months ended September 30, 2013 have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third party specialist.

(2)
During the nine months ended September 30, 2013, the Company assumed a purchase and sale agreement to sell an outparcel of land acquired in connection with the Tiffany Springs acquisition and recorded the asset, less estimated cost to dispose of the land, as land held for sale on the consolidated balance sheet.

The following table reflects the number and related purchase prices of properties acquired during the year ended December 31, 2012 and the nine months ended September 30, 2013:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Year ended December 31, 2012	2	$54,182
Nine months ended September 30, 2013	1	53,450
Total portfolio as of September 30, 2013	3	$107,632
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents unaudited pro forma information as if the acquisition during the nine months ended September 30, 2013 had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense $0.9 million for the nine months ended September 30, 2013 to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Pro forma revenues	$9,952	$6,186
Pro forma net loss	$(2,684)	$(2,117)

The following table presents future minimum base rent cash payments due to the Company subsequent to September 30, 2013.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 to December 31, 2013	$2,143
2014	8,256
2015	7,864
2016	7,488
2017	7,205
Thereafter	11,105
$44,061

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2013 and 2012:

Tenant	September 30, 2013	September 30, 2012
Toys "R" Us - Delaware, Inc.	10.5%	*
Ross Stores, Inc.	*	18.1%
PetSmart, Inc.	*	15.6%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income on a straight-line basis as of September 30, 2013 and 2012.

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2013 and 2012:

State	September 30, 2013	September 30, 2012
Missouri	47.8%	*
Texas	52.2%	100.0%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company owned properties in no other state that in total represented more than 10% of the annualized rental income on a straight-line basis as of September 30, 2013 and 2012.

Note 4 — Notes Payable

In June 2012, the Company entered into an unsecured $3.0 million note payable with an unaffiliated third party. The note payable bears interest at a fixed rate of 8.0% per annum and was set to mature in June 2013. In May 2013, the note payable was extended for one year and will mature in June 2014. The note payable contains two one-year extension options and requires monthly interest payments only with the principal balance due at maturity. The note payable may be prepaid from time to time and at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon final payment of the note payable. As of September 30, 2013 and December 31, 2012, there was $3.0 million outstanding on the note payable.

In December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Sponsor. The bridge loan bore interest at a fixed rate of 6.0% per annum. The bridge loan, which was to mature in December 2013, required monthly interest payments only with the principal balance due at maturity. The bridge loan could be prepaid from time to time and at any time, in whole or in part. In May 2013, the Company prepaid $1.5 million of the principal balance on the bridge loan. In September 2013, the Company prepaid the remaining $2.7 million principal balance on the bridge loan.

The Company's sources of financing generally contain financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of September 30, 2013, the Company was in compliance with financial covenants under the remaining note payable agreement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company's mortgage notes payable as of September 30, 2013 and December 31, 2012 consists of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio		September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing - Original Loan (1) (2)	—	$—	$16,200	—%		5.58%		Variable		Refinanced in June 2013
Liberty Crossing - Refinanced Loan (1) (3)	1	11,000	—	4.66%		—%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
San Pedro Crossing - Mezzanine Loan (1) (4)	—	—	6,540	—%		10.14%		Fixed		Fully paid down in May 2013
Tiffany Springs (1) (5)	1	40,875	—	4.44%		—%		Fixed	(6)	Oct. 2018
Total	3	$69,860	$40,725	4.31%	(7)	5.52%	(7)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements were or are guaranteed by AR Capital, LLC, the entity that wholly owns the Company's Sponsor.

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

(5)	The Company entered into this mortgage agreement on September 26, 2013.

(6)	Fixed as a result of entering into a swap agreement.

(7)	Calculated on a weighted-average basis for all mortgages outstanding as of September 30, 2013 and December 31, 2012.

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

The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable subsequent to September 30, 2013:

(In thousands)	Future Principal Payments
October 1, 2013 to December 31, 2013	$—
2014	2,422
2015	3,102
2016	442
2017	442
Thereafter	63,452
$69,860

The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of September 30, 2013, the Company was in compliance with debt covenants under the mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2012:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Interest rate swaps	$—	$(337)	$—	$(337)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$69,860	$69,585	$40,725	$41,007
Notes payable	3	$3,000	$3,045	$7,235	$7,265

The fair value of mortgage notes payable and notes payable are obtained by calculating the present value at current market rates.

Note 7 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. There were no derivative instruments as of December 31, 2012:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$34,098

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2013. There were no derivative instruments as of December 31, 2012:

(In thousands)	Balance Sheet Location	September 30, 2013
Derivatives designated as hedging instruments:
Interest Rate Swaps	Derivatives, at fair value	$(337)

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013. The Company had no active derivatives during the three and nine months ended September 30, 2012:

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(338)	$(338)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(1)	$(1)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2013. There were no derivative instruments as of December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2013	$(337)	$—	$(337)	$—	$—	$(337)

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2013, fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.3 million. As of September 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.3 million at September 30, 2013.

Note 8 — Common Stock

As of September 30, 2013 and December 31, 2012, the Company had 4.7 million and 0.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, respectively, and had received total proceeds of $46.5 million and $7.9 million, including proceeds from shares issued pursuant to the DRIP, respectively.

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

The following table summarizes the number of shares repurchased under the Company's Share Repurchase Program cumulatively through September 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	—	—	$—
Nine Months Ended September 30, 2013	1	8,674	$9.98
Cumulative repurchase requests as of September 30, 2013	1	8,674	$9.98

Note 9 — Commitments and Contingencies

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

Note 10 — Related Party Transactions and Arrangements

The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, the Advisor owned 202 OP Units.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Additionally, in December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Sponsor. In May 2013, the Company paid down $1.5 million of the principal balance on the bridge loan. In September 2013, the Company paid the remaining $2.7 million principal balance on the bridge loan (See Note 4 — Notes Payable).

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three and nine months ended September 30, 2013 and 2012 and payable to the Dealer Manager as of September 30, 2013 and December 31, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Total commissions and fees from the Dealer Manager	$1,376	$120	$3,530	$192	$28	$—

The Advisor and its affiliates have received and will receive compensation and expense reimbursements for services relating to the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three and nine months ended September 30, 2013 and 2012 and payable to the Advisor and Dealer Manager as of September 30, 2013 and December 31, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$198	$398	$1,110	$1,210	$4,415	$3,533

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2013, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $7.4 million.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of September 30, 2013, cumulative offering costs were $12.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of September 30, 2013.

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
September 30, 2013
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

Until October 1, 2013, the Company paid the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services. Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee was reduced by any amounts payable to the Advisor as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof. The asset management fee was reduced to the extent that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period.

Effective October 1, 2013, as approved by the Company's board of directors on November 8, 2013, the following were eliminated: (i) the reduction of the asset management fee to the extent, if any, that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period, and (ii) the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 7.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

The calculation of the asset management fees has also been revised effective October 1, 2013, as approved by the Company's board of directors on November 8, 2013, to pay a fee equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter. When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B Units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B Units will be included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. No Class B Units have been approved by the board of directors or issued through the date of the filing of this Form 10-Q.

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
September 30, 2013
(Unaudited)

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

The following table details amounts incurred and forgiven during the three and nine months ended September 30, 2013 and 2012 and amounts contractually due as of September 30, 2013 and December 31, 2012 in connection with the operations related services described above:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2013		2012		2013		2012		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$802	$—	$—	$—	$802	$—	$324	$—	$802	$820
Financing coordination fees	409	—	—	—	409	—	162	—	409	407
Ongoing fees:
Asset management fees	—	—	—	37	—	18	—	45	—	—
Property management and leasing fees	—	17	—	5	—	45	—	6	—	—
Strategic advisory fees	220	—	—	—	514	—	—	—	514	—
Total related party operation fees and reimbursements	$1,431	$17	$—	$42	$1,725	$63	$486	$51	$1,725	$1,227

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursements were incurred from the Advisor for providing administrative services during the three and nine months ended September 30, 2013 or 2012.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.2 million and $0.7 million of general and administrative costs during the three and nine months ended September 30, 2013, respectively. The Advisor did not absorb any property operating costs during the three months ended September 30, 2013. The Advisor absorbed approximately $41,000 of property operating costs during the nine months ended September 30, 2013. The Advisor absorbed $0.1 million of general and administrative costs and approximately $44,000 of property operating costs during the three and nine months ended September 30, 2012. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2013 or 2012.

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 7.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 7.0% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and nine months ended September 30, 2013 or 2012.

The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received an annual 7.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and nine months ended September 30, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP, if any, payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 11 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 12 — Share-Based Compensation

Stock Option Plan

 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the nine months ended September 30, 2013:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2012	13,800	$9.35
Granted	9,000	9.00
Vested	(2,400)	9.50
Unvested, September 30, 2013	20,400	$9.18

The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was approximately $12,000 and $9,000 during the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to restricted stock was approximately $27,000 and $13,000 during the nine months ended September 30, 2013 and 2012, respectively.

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. No shares of common stock were issued to directors in lieu of cash compensation during the three and nine months ended September 30, 2013 and 2012.

Note 13 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss (in thousands)	$(1,510)	$(431)	$(3,613)	$(1,202)
Basic and diluted weighted-average shares outstanding	3,785,878	369,628	2,283,318	248,967
Basic and diluted net loss per share	$(0.40)	$(1.17)	$(1.58)	$(4.83)

As of September 30, 2013 and 2012, the Company had 20,400 and 16,800 shares of unvested restricted stock outstanding, respectively. As of September 30, 2013 and 2012, the Company had 202 OP Units outstanding. Both the unvested restricted stock and the OP Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements, except for the following disclosures:

Sales of Common Stock

 As of October 31, 2013, the Company had 5.6 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP. As of October 31, 2013, the aggregate value of all share issuances was $56.0 million, based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

Total capital, including sales from common stock and proceeds from shares issued pursuant to the DRIP, net of common stock repurchases, raised to date is as follows:

Source of Capital (In thousands)	Inception to September 30, 2013	October 1, 2013 to October 31, 2013	Total
Common stock	$46,480	$8,590	$55,070

Debt Principal Payment

During the fourth quarter of 2013, the Company paid down $5.7 million of the principal balance on the mortgage that encumbers the Tiffany Springs property.

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

•
Our initial public offering of common stock (the "IPO" or "our offering"), which commenced on March 17, 2011, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative. As of September 30, 2013, we owned three properties.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	As of September 30, 2013, we owned only three properties, which exposes us to risk due to lack of geographic diversity.

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

On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of September 30, 2013, we had 4.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds of $46.5 million, including proceeds from shares issued pursuant to the DRIP. As of September 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $47.2 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of September 30, 2013, we owned three properties with an aggregate purchase price of $107.6 million, comprised of 0.5 million square feet which were 92.1% leased on a weighted-average basis.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately one to 11 years. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Properties

We acquire and operate retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of September 30, 2013:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
							(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	85.9%	4.6 years	$21,582
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	100.0%	5.1 years	32,600
2012 Acquisitions			2	307,935	93.5%	5.0 years	54,182
Tiffany Springs	Sep. 2013	Power Center	1	238,382	88.2%	5.3 years	53,450
2013 Acquisitions			1	238,382	88.2%	5.3 years	53,450
Portfolio, September 30, 2013			3	546,317	92.1%	5.0 years	$107,632
_____________________

(1)	Remaining lease term in years as of September 30, 2013, calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Contract purchase price, excluding acquisition related costs.

Results of Operations

 We purchased our first property and commenced active operations in June 2012. As of September 30, 2013, we owned three properties with an aggregate base purchase price of $107.6 million, comprised of 0.5 million rentable square feet which were 92.1% leased on a weighted-average basis. We purchased our first property and commenced active operations in June 2012. As of July 1, 2012, we owned one property, Liberty Crossing (our "Same Store"), with a base purchase price of $21.6 million, comprised of 0.1 million rentable square feet. Accordingly, our results of operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 reflect significant increases in most categories.

Comparison of the Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Rental Income

Rental income increased $0.9 million to $1.3 million for the three months ended September 30, 2013, compared to $0.4 million for the three months ended September 30, 2012. This increase in rental income was primarily driven by our operation of the San Pedro Crossing property, which was acquired in December 2012 for a base purchase price of $32.6 million, comprised of 0.2 million square feet, which were 100% leased on a weighted-average basis as of September 30, 2013. This increase in rental income was also driven by our operation of the Tiffany Springs property, which was acquired on September 26, 2013 for a base purchase price of $53.5 million, comprised of 0.2 million square feet, which were 88.2% leased on a weighted-average basis, for the last five days of the quarter. Same Store rental income remained consistent at $0.4 million for the three months ended September 30, 2013 and 2012.

Operating Expense Reimbursements

Operating expense reimbursements increased $0.3 million to $0.4 million for the three months ended September 30, 2013, compared to $0.1 million for the three months ended September 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. This increase in operating expense reimbursement revenue was primarily driven by our operation of the San Pedro Crossing property we acquired in December 2012. Same Store operating expense reimbursements remained consistent at $0.1 million for the three months ended September 30, 2013 and 2012.

Property Operating Expense

Property operating expense increased $0.5 million to $0.6 million for the three months ended September 30, 2013, compared to $0.1 million for the three months ended September 30, 2012. These costs primarily relate to the costs associated with maintaining our properties including property management fees incurred from our Service Provider, real estate taxes, utilities, repairs and maintenance. This increase in property operating expenses was primarily driven by our operation of the San Pedro Crossing property we acquired in December 2012. No property operating expenses were absorbed by the Advisor during the three months ended September 30, 2013. Approximately $44,000 of property operating expenses were absorbed by the Advisor during the three months ended September 30, 2012. Same Store property operating expense remained consistent at $0.2 million for the three months ended September 30, 2013 and 2012.

Operating Fees to Affiliates

Our affiliated Advisor is entitled to an asset management fee and an oversight fee for properties managed by our Service Provider. Our Advisor elected to waive these fees for the three months ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, we would have incurred aggregate asset management and oversight fees of approximately $17,000 and $42,000, respectively, had these fees not been waived.

Acquisition and Transaction Related Expense

Acquisition and transaction related expense increased $0.9 million to $0.9 million for the three months ended September 30, 2013, compared to approximately $16,000 for the three months ended September 30, 2012. This increase in acquisition and transaction related expenses was driven by the costs related to our acquisition of the Tiffany Springs property in September 2013. The approximately $16,000 of acquisition and transaction related expense during the three months ended September 30, 2012 related to professional fees incurred from our acquisition of the Liberty Crossing property in June 2012.

General and Administrative Expenses

General and administrative expenses increased $0.2 million to $0.2 million for the three months ended September 30, 2013, compared to approximately $14,000 for the three months ended September 30, 2012. There was an increase in costs such as board member compensation, directors and officers insurance and professional fees during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase in general and administrative expense includes the absorption of $0.2 million of general and administrative costs by the Advisor during the three months ended September 30, 2013. $0.1 million of general and administrative expense was absorbed by the Advisor during the three months ended September 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.6 million to $1.1 million for the three months ended September 30, 2013, compared to $0.5 million for the three months ended September 30, 2012. This increase in depreciation and amortization was driven by our ownership of the San Pedro Crossing property we acquired in December 2012. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense increased $0.1 million to $0.4 million for the three months ended September 30, 2013, compared to $0.3 million for the three months ended September 30, 2012. Interest expense for the three months ended September 30, 2013 related to our mortgage notes payable of $69.9 million with a weighted-average effective interest rate of 4.31% as of September 30, 2013, which was used to fund a portion of the aggregate base purchase price of our three properties, interest related to our unsecured note payable of $3.0 million with an effective interest rate of 8.11% as of September 30, 2013 and amortization of deferred financing costs. Interest expense for the three months ended September 30, 2012 related to the interest and amortization of deferred financing costs pertaining to one $16.2 million mortgage note payable with a an effective interest rate of 5.58% as of September 30, 2012 on the Liberty Crossing property and interest related to our unsecured note payable of $3.0 million with an effective interest rate of 8.11% as of September 30, 2012.

Comparison of the Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Rental Income

Rental income increased $2.9 million to $3.4 million for the nine months ended September 30, 2013, compared to $0.5 million for the nine months ended September 30, 2012. This increase in rental income was partially driven by our operation of the San Pedro Crossing property, which was acquired in December 2012 for a base purchase price of $32.6 million, comprised of 0.2 million square feet, which were 100% leased on a weighted-average basis as of September 30, 2013. This increase in rental income was also driven by our operation of the Liberty Crossing property for the full nine months ended September 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to September 30, 2012 and by our operation of the Tiffany Springs property, which was acquired on September 26, 2013 for a base purchase price of $53.5 million, comprised of 0.2 million square feet, which were 88.2% leased on a weighted-average basis, for the last five days of the quarter.

Operating Expense Reimbursements

Operating expense reimbursements increased $0.9 million to $1.0 million for the nine months ended September 30, 2013, compared to $0.1 million for the nine months ended September 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. This increase in operating expense reimbursement revenue was driven by our operation of the San Pedro Crossing property we acquired in December 2012 and by our operation of the Liberty Crossing property for the full nine months ended September 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to September 30, 2012.

Property Operating Expense

Property operating expense increased $1.3 million to $1.4 million for the nine months ended September 30, 2013, compared to $0.1 million for the nine months ended September 30, 2012. These costs primarily relate to the costs associated with maintaining our properties including property management fees incurred from our Service Provider, real estate taxes, utilities, repairs and maintenance. This increase in property operating expenses was driven by our operation of the San Pedro Crossing property we acquired in December 2012 and by our operation of the Liberty Crossing property for the full nine months ended September 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to September 30, 2012. This increase in property operating expenses includes the absorption of approximately $41,000 of property operating expenses by the Advisor during the nine months ended September 30, 2013. Approximately $44,000 of property operating expense was absorbed by the Advisor during the nine months ended September 30, 2012.

Operating Fees to Affiliates

Our affiliated Advisor is entitled to an asset management fee and an oversight fee for properties managed by our Service Provider. Our Advisor elected to waive these fees for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, we would have incurred aggregate asset management and oversight fees of $0.1 million and $0.1 million, respectively, had these fees not been waived.

Acquisition and Transaction Related Expense

Acquisition and transaction related costs increased $0.5 million to $0.9 million for the nine months ended September 30, 2013, compared to $0.4 million for the nine months ended September 30, 2012. The acquisition and transaction related expense for the nine months ended September 30, 2013 primarily related to our acquisition of the Tiffany Springs property in September 2013 for a base purchase price of $53.5 million. The $0.4 million of acquisition and transaction related expense for the nine months ended September 30, 2012 related to our acquisition of the Liberty Crossing property in June 2012 for a base purchase price of $21.6 million.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $0.3 million for the nine months ended September 30, 2013, compared to $0.2 million for the nine months ended September 30, 2012. There was an increase in costs such as board member compensation, directors and officers insurance and professional fees during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase in general and administrative expense includes the absorption of $0.7 million of general and administrative costs by the Advisor during the nine months ended September 30, 2013. $0.1 million of general and administrative expense was absorbed by the Advisor during the nine months ended September 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.7 million to $3.3 million for the nine months ended September 30, 2013, compared to $0.6 million for the nine months ended September 30, 2012. This increase in depreciation and amortization was driven by our ownership of the San Pedro Crossing property we acquired in December 2012 and by our ownership of the Liberty Crossing property for the full nine months ended September 30, 2013, as opposed to the period from June 8, 2012 (date of Liberty Crossing acquisition) to September 30, 2012. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense increased $1.6 million to $2.0 million for the nine months ended September 30, 2013, compared to $0.4 million for the nine months ended September 30, 2012. Interest expense for the nine months ended September 30, 2013 related to our mortgage notes payable of $69.9 million with a weighted-average effective interest rate of 4.31% as of September 30, 2013, which was used to fund a portion of the aggregate base purchase price of our three properties, interest related to our unsecured notes payable of $3.0 million with a weighted-average effective interest rate of 8.11% as of September 30, 2013 and amortization of deferred financing costs. Interest expense for the nine months ended September 30, 2012 related to the interest and amortization of deferred financing costs pertaining to one $16.2 million mortgage note payable with a an effective interest rate of 5.58% as of September 30, 2012 on the Liberty Crossing property and interest related to our unsecured note payable of $3.0 million with an effective interest rate of 8.11% as of September 30, 2012.

Extinguishment of Debt

We incurred $0.1 million for our extinguishment of debt during the nine months ended September 30, 2013 in connection with our refinancing of the Liberty Crossing property in June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees related to the refinancing during the nine months ended September 30, 2013. We did not incur any extinguishment of debt during the nine months ended September 30, 2012.

Cash Flows for the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, net cash provided by operating activities was $1.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2013 included $0.9 million of acquisition and transaction costs. Cash inflows included net loss adjusted for non-cash items of $0.3 million (net loss of $3.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization (including accelerated write-off) of deferred costs and share-based compensation totaling $3.9 million) as well as an increase of $2.2 million in accounts payable and accrued expenses that primarily related to an increase in accrued property operating expenses. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $0.8 million and an increase in deferred rent and other liabilities of $0.1 million due to the timing of the receipt of rental payments.

Net cash used in investing activities during the nine months ended September 30, 2013 of $12.6 million primarily related to our acquisition of the Tiffany Springs property for a base purchase price of $53.5 million, which was financed at acquisition with a $40.9 million mortgage note payable.

Net cash provided by financing activities during the nine months ended September 30, 2013 of $13.7 million related to proceeds from the issuance of common stock of $38.2 million and proceeds from mortgage notes payable of $11.0 million. These inflows were partially offset by payments of mortgage notes payable of $22.7 million, payments related to offering costs of $4.7 million, payments of notes payable of $4.2 million, payments to affiliates, net of $1.2 million, an increase in restricted cash of $1.0 million, payments of deferred financing costs of $0.9 million, distribution payments of $0.6 million and common stock repurchases of $0.1 million.

Cash Flows for the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, net cash used in operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2012 included $0.4 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.5 million (net loss of $1.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.7 million) as well as an increase in prepaid expenses and other assets of $0.2 million primarily due to prepaid property and directors and officers insurance, rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting. These cash outflows were partially offset by an increase of $0.3 million in accounts payable and accrued expenses mainly due to interest payable related to mortgage and notes payable and accrued property operating expenses, as well as an increase in deferred rent and other liabilities of approximately $42,000 due to the timing of the receipt of rental payments.

Net cash used in investing activities of $5.2 million during nine months ended September 30, 2012 primarily related to the acquisition of one property with a purchase price of $21.6 million, which was financed at acquisition with a $16.2 million mortgage notes payable. We assumed $0.2 million of other liabilities in connection with this acquisition related to tenant deposits and improvements.

Net cash provided by financing activities of $6.6 million during the nine months ended September 30, 2012, related to proceeds from the issuance of common stock of $4.1 million, proceeds from notes payable of $3.0 million and $0.7 million in funding from affiliates, net. These inflows were partially offset by payments related to offering costs of $0.6 million, payments for financing costs of $0.3 million, an increase in restricted cash of $0.2 million and distribution payments of approximately $46,000.

Liquidity and Capital Resources

In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced active operations in June 2012. As of September 30, 2013, we owned three properties with an aggregate base purchase price of $107.6 million.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2013, we had 4.7 million shares of common stock outstanding, including unvested restricted stock and shares issues pursuant to the DRIP, and had received total proceeds of $46.5 million, including proceeds from shares issued pursuant to the DRIP. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") Statement of Policy Regarding Real Estate Investment Trusts ("NASAA REIT Guidelines")), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of Liberty Crossing on June 8, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term debt incurred in connection with the acquisition on or before the debt matures in December 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2013, our net secured debt leverage ratio (secured mortgage notes payable less cash and cash equivalents divided by the base purchase price of acquired real estate investments) approximated 61.9%. During the fourth quarter of 2013, we paid down $5.7 million of the principal balance on the mortgage that encumbers the Tiffany Springs property. As of November 12, 2013, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) approximated 59.6%.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	—	—	$—
Nine Months Ended September 30, 2013	1	8,674	$9.98
Cumulative repurchase requests as of September 30, 2013	1	8,674	$9.98

As of September 30, 2013, we had cash and cash equivalents of $3.2 million. We expect cash flows from operations and the sale of common stock, as well as proceeds from secured financings, to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Net loss (in accordance with GAAP)	$(1,052)	$(1,051)	$(1,510)	$(3,613)
Depreciation and amortization	1,145	1,090	1,067	3,302
FFO	93	39	(443)	(311)
Acquisition fees and expenses (1)	7	—	938	945
Non-recurring debt extinguishment expenses	—	130	—	130
Amortization of above or below market leases (2)	72	71	70	213
Straight-line rent (3)	(16)	(12)	(43)	(71)
MFFO	$156	$228	$522	$906
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

During the nine months ended September 30, 2013, distributions paid to common stockholders totaled $0.9 million, inclusive of $0.3 million of distributions issued pursuant to the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended						Nine Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		September 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$103		$166		$315		$584
Distributions reinvested	30		88		203		321
Total distributions	$133		$254		$518		$905

Source of distribution coverage:
Cash flows provided by operations (1)	$103	77.4%	$166	65.4%	$133	25.7%	$402	44.4%
Proceeds from issuance of common stock	—	—%	—	—%	182	35.1%	182	20.1%
Common stock issued pursuant to the DRIP / offering proceeds	30	22.6%	88	34.6%	203	39.2%	321	35.5%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$133	100.0%	$254	100.0%	$518	100.0%	$905	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$521		$1,110		$133		$1,764
Net loss (in accordance with GAAP)	$(1,052)		$(1,051)		$(1,510)		$(3,613)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2013 and September 30, 2013 and the nine months ended September 30, 2013 include acquisition and transaction related expenses of approximately $7,000, $0.9 million and $0.9 million, respectively. No transaction costs were incurred for the three months ended June 30, 2013.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through September 30, 2013:

For the Period from July 29, 2010 (date of inception) to
(In thousands)	September 30, 2013
Distributions paid:
Common stockholders in cash	$705
Common stockholders pursuant to DRIP/offering proceeds	340
Total distributions paid	$1,045

Reconciliation of net loss:
Revenues	$5,743
Acquisition and transaction-related	(1,932)
Depreciation and amortization	(4,410)
Other operating expenses	(2,589)
Other non-operating expenses	(2,940)
Net loss (in accordance with GAAP) (1)	$(6,128)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2013, we were in compliance with the financial covenants under our loan agreements.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2013:

		October 1, 2013 to December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$69,860	$—	$5,524	$884	$63,452
Notes payable	3,000	—	3,000	—	—
	$72,860	$—	$8,524	$884	$63,452
Interest Payments Due:
Mortgage notes payable	$13,571	$602	$5,808	$5,817	$1,344
Notes payable	165	61	104	—	—
	$13,736	$663	$5,912	$5,817	$1,344

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales of common stock under our IPO, transfer agency services, asset and property management services, strategic advisory services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

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

As of September 30, 2013, our debt included fixed-rate secured mortgage financings, including debt fixed through the use of interest rate derivative instruments, and fixed-rate unsecured financings with an aggregate carrying value of $72.9 million and an aggregate fair value of $72.6 million. Changes in market interest rates on our fixed-rate debt impacts the fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.7 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our cash flows provided by operations of approximately $0.1 million for the three months ended September 30, 2013 was a shortfall of $0.4 million, or 74.3%, to our distributions paid of $0.5 million (inclusive of $0.2 million of common stock issued pursuant to the DRIP) during such period. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

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

As of September 30, 2013, the following six major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•	Toys "R" Us - Delaware, Inc. represented 10.5% of total annualized rental income on a straight-line basis;

•	Best Buy Co., Inc. represented 9.2% of total annualized rental income on a straight-line basis;

•	The Sports Authority, Inc. represented 7.5% of total annualized rental income on a straight-line basis;

•	The Container Store, Inc. represented 6.4% of total annualized rental income on a straight-line basis;

•	PetSmart, Inc. represented 6.1% of total annualized rental income on a straight-line basis; and

•	Barnes and Noble Booksellers, Inc. represented 5.2% of total annualized rental income on a straight-line basis.

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

We are subject to geographic concentration. As of September 30, 2013, $4.6 million, or 52.2% of our annualized rental income on a straight-line basis, came from our properties located in Texas and $4.2 million, or 47.8% of our annualized rental income on a straight-line basis, came from our property located in Missouri. Any downturn in Texas or Missouri, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company. Factors that may negatively affect economic conditions in Texas or Missouri include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2013.

On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of September 30, 2013, we have issued 4.7 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP. As of September 30, 2013, we had received $46.5 million of offering proceeds, including proceeds from shares issued pursuant to the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Selling commissions and dealer manager fees	$3,530
Other offering costs	2,063
Total offering costs	$5,593

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Nine Months Ended
(In thousands)	September 30, 2013
Total commissions paid to the Dealer Manager	$3,530
Less:
Commissions to participating brokers	(2,291)
Reallowance to participating broker dealers	(271)
Net to the Dealer Manager	$968

Cumulative offering costs, excluding commissions and dealer manager fees, included $4.6 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are our Advisor's responsibility. As of September 30, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $7.4 million.

Our Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds during the offering period. As of September 30, 2013, cumulative offering costs were $12.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of September 30, 2013. Offering proceeds, including proceeds from shares issued pursuant to the DRIP, of $46.5 million exceeded cumulative offering costs by $34.3 million as of September 30, 2013.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2013, we had used the net proceeds from our IPO to purchase three properties with an aggregate purchase price of $107.6 million.

Share Repurchase Program

Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	—	—	$—
Nine Months Ended September 30, 2013	1	8,674	$9.98
Cumulative repurchase requests as of September 30, 2013	1	8,674	$9.98

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 12, 2013

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.20 (1)	Amendment to Purchase and Sale Agreement, dated as of July 29, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.21 (1)
Second Amendment to Purchase and Sale Agreement, dated as of August 1, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC

10.22 *	Term Loan Agreement, dated as of September 26, 2013, between ARC TSKCYMO001, LLC and Bank of America, N.A.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________________
*    Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013.