Form 10-K/A
period 2012-12-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2014-01-16
CIK 1500554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of outstanding shares of the registrant's common stock on December 15, 2013 was 6,752,629 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

American Realty Capital - Retail Centers of America, Inc. (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2013 (the “Original Filing”). The purpose of this Amendment is to re-file (i) the Certification of the Principal Financial Officer of the Company pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and (ii) the Written Statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act (the “Original Certifications”). The Original Certifications erroneously referenced the wrong Exchange Act Form. In accordance with Rule 12b-15 of the Exchange Act, the Company has set forth the text of Item 15, as amended, in its entirety below. Except as set forth in Part IV below and in any exhibits attached hereto, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Additionally, in connection with the filing of this Amendment, the Company is including currently-dated certifications of the Company’s chief executive officer and chief financial officer.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of the Original Filing.

The following financial statement schedule is included herein at page F-26 of the Original Filing:

Schedule III — Real Estate and Accumulated Depreciation

(b)	Exhibits

Exhibit No.	Description
1.1 (1)	Dealer Manager Agreement among the Company, American Realty Capital Retail Operating Partnership, L.P. and Realty Capital Securities, LLC, dated March 17, 2011
1.1 (2)	Form of Soliciting Dealers Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (3)	Articles of Amendment and Restatement of the Company, dated June 27, 2012
3.1 (2)	Bylaws of the Company
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated March 17, 2011
4.2 (1)	First Amendment to Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated August 1, 2011
4.3 (11)	Second Amendment to Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated December 28, 2012
10.1 (4)	Amended and Restated Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC, dated July 30, 2012
10.2 (1)	Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.3 (1)	Property Management Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.4 (1)	Leasing Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.5 (5)	Company's Restricted Share Plan
10.6 (5)	Company's Stock Option Plan
10.7 (1)	First Amendment to Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated June 23, 2011
10.8 (6)	Second Amendment to Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated February 21, 2012
10.9 (7)	Purchase and Sale Agreement between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of March 9, 2012
10.10 (7)	First Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 23, 2012
10.11 (7)	Second Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 27, 2012
10.12 (7)	Third Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 1, 2012

10.13 (7)	Fourth Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 2, 2012
10.14 (4)	Loan Agreement, dated as of June 8, 2012 between ARC LCROWTX001, LLC and UBS Real Estate Securities Inc.
10.15 (4)	Loan Agreement, dated as of June 6, 2012, between CAMBR Company, Inc. and the Company
10.16 (4)	Promissory Note, dated as of June 6, 2012, given by the Company to CAMBR Company, Inc.
10.17 (8)	Purchase and Sale Agreement, dated as of September 10, 2012, by and between BB Fonds International 1 USA, L.P. and American Realty Capital IV, LLC
10.18 (8)	Third Amendment to the Advisory Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated November 13, 2012
14 (11)	Code of Ethics
21 (11)	List of Subsidiaries
24.1 (9)	Power of Attorney
24.2 (10)	Power of Attorney (Edward G. Rendell)
31.1 (11)	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 (11)	XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

*	Filed herewith
(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement filed with the SEC on August 12, 2011
(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11 filed with the SEC on December 21, 2010
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012
(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 8, 2012
(5)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement filed with the SEC on March 15, 2011
(6)	Filed as an exhibit to Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 2 to the Company's Registration Statement filed with the SEC on February 21, 2012
(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012
(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012
(9)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 filed with the SEC on April 13, 2012
(10)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 filed with the SEC on December 18, 2012
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of January, 2014.

AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
By:	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the registrant’s Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and	January 16, 2014
Nicholas S. Schorsch	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer and Secretary	January 16, 2014
Edward M. Weil, Jr.

/s/ Amy B. Boyle	Chief Financial Officer	January 16, 2014
Amy B. Boyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ William M. Kahane	Director	January 16, 2014
William M. Kahane

/s/ David Gong	Independent Director	January 16, 2014
David Gong

/s/ Edward G. Rendell	Independent Director	January 16, 2014
Edward G. Rendell

/s/ William G. Stanley	Independent Director	January 16, 2014
William G. Stanley