Form 10-K
period 2013-12-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2014-03-11
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169355), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $30.1 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).

The number of outstanding shares of the registrant's common stock on February 28, 2014 was 15,471,721 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

FORM 10-K
Year Ended December 31, 2013

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We and American Realty Capital Retail Advisor, LLC, our external affiliated advisor (the "Advisor") have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and/or other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
Our initial public offering of common stock (the "IPO"), which commenced on March 17, 2011, on a "reasonable best efforts" basis. If we raise substantially less than the maximum offering amount in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own three properties.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

iii

PART I

Item 1. Business

We were incorporated on July 29, 2010 as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95.0% of the offering price of our IPO.

On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of December 31, 2013, we had 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $71.3 million. As of December 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $72.3 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of December 31, 2013, we owned three properties with an aggregate purchase price of $107.6 million, comprised of 0.5 million square feet that were 92.4% leased on a weighted-average basis.

Substantially all of our business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP Units"). The Advisor, a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, the Service Provider, pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Dealer Manager serves as the dealer manager of our IPO. References herein to our IPO include any extension of the IPO as well. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, American Realty Capital IV, LLC (the "Sponsor"), as a result of which, they are related parties of ours. Each has received and/or may receive, as applicable, compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

Investment Objectives

We plan to implement our investment objectives as follows:

•
Large Retail Focus — We will pursue an investment strategy focused on acquiring a diversified portfolio of existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80.0% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100 million, and in some cases, in excess of $100 million. When we are fully invested, our portfolio is expected to consist of at least 65.0% of large retail assets. In addition, we may invest in existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20.0% of our assets.

•
Necessity-Based Retail — We may invest up to 20.0% of our assets in existing grocery-anchored shopping centers with a purchase price of $20 million dollars or less, typically anchored by drug stores, grocery stores, convenience stores and discount stores, or collectively, necessity based retail assets. Our portfolio will consist of not more than 20.0% of necessity based retail assets.

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

•	Diversified Tenant Mix — We expect to lease our properties to a diversified group of tenants with a bias toward national tenants.

•	Lease Term — We expect the average lease term on leases on our properties with anchor tenants to be five years or greater.

•	Monthly Distributions — We intend to pay distributions monthly out of funds from operations, as adjusted.

•	Maximize Total Returns — We intend to maximize total returns to our stockholders through a combination of realized appreciation and current income.

•	Exit Strategy — We intend to maximize stockholder total returns through a highly disciplined acquisition strategy, with a constant view towards a seamless and profitable exit.

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

Investing in Real Property

We expect to invest primarily in existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80.0% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100 million, and in some cases, in excess of $100 million. When we are fully invested, our portfolio is expected to consist of at least 65.0% of large retail assets. In addition, we may make the following investments in the United States: existing grocery-anchored shopping centers, the purchase price of which is $20 million or less, in an amount expected not to exceed 20.0% of our assets; existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20.0% of our assets; and real estate-related debt and investments secured by, or which represent a direct or indirect interest in, the assets described above in an amount expected not to exceed 15.0% of our assets.

When evaluating prospective investments in real property, our management and our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of total annualized rental income for all portfolio properties on a straight-line basis as of the dates indicated:

	December 31,
Tenant	2013	2012
Toys "R" Us - Delaware, Inc.	10.3%	19.3%
The Container Store, Inc.	*	11.7%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.

Investing In and Originating Loans

We may originate or acquire real estate loans with respect to the same types of properties in which we may invest directly. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments, including collateralized mortgage backed securities ("CMBS") and other real estate-related investments, in excess of 15% of the aggregate value of our assets as of the close of our IPO.

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

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans that we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

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

International Investments

We do not intend to invest in real estate outside of the United States or the Commonwealth of Puerto Rico or make other real estate investments related to assets located outside of the United States.

Development and Construction of Properties

We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties, except for instances where we may invest in existing enclosed mall opportunities for de-malling and reconfiguration into an open air format, in an amount expected not to exceed 20.0% of our assets.

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

Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.

In addition, it is currently our intention to limit our aggregate borrowings to 50% of the aggregate fair market value of our investments (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to continue to qualify to be taxed as a REIT.

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

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

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

Employees

As of December 31, 2013, we have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our IPO. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors

This "Risk Factors" section contains references to our "stockholders." Unless expressly stated otherwise, the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.

Risks Related to an Investment in American Realty Capital - Retail Centers of America, Inc.

We have limited operating history and financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on July 29, 2010. We acquired our first property in June 2012 and as of December 31, 2013, we have acquired only three properties and do not otherwise have any operations or independent financing. Our Advisor's prior real estate experience has not focused on the ownership and operation of real estate properties of the type in which we will invest. Our Advisor is responsible for managing our affairs and providing administrative services on a day-to-day basis and has retained the Service Provider to provide, subject to its oversight, real estate-related services and disposition services. While our Advisor is responsible for overseeing the performance of the Service Provider and for making recommendations to our board of directors in respect of potential investments, financings and dispositions, the Service Provider and its affiliates will be primarily responsible for identifying investments and providing asset management and disposition services in connection with investments. For this and other reasons, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.

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

Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

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

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their shares investment.

You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

Our Sponsor has invested only $2.4 million in us through the purchase of 242,222 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares.

There currently is no public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders' shares. Moreover, our share repurchase program includes numerous restrictions that would limit our stockholders' ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan.

Because transferees will be ineligible to sell their shares pursuant to our share repurchase program, the value of their shares may be adversely affected.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share repurchase program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share repurchase program. Because transferees will be unable to sell their shares to us and the market for resale of our shares may be limited, the fair market value of the shares may be less than the amount our stockholders would receive if transferees were able to sell their shares pursuant to our share repurchase program.

If the Service Provider and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Service Provider and its affiliates with respect to locating suitable investments, selecting tenants for our properties and securing independent financing arrangements and upon the performance of our Advisor, which oversees the Service Provider's performance with respect to such real estate-related services and ultimately makes recommendations to our board of directors in respect of potential investments, financings and dispositions. As of December 31, 2013, we owned three properties. We cannot be sure that our Advisor or the Service Provider or their respective affiliates will be successful in locating suitable investments on financially attractive terms or that, if we make an investment, our objectives will be achieved. If they are unable to find suitable investments, we will hold the proceeds of our IPO in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, if we cannot find at least one suitable investment within one year after we reach our minimum offering, or if our board of directors determines it is in the best interests of our stockholders, liquidate. In these events, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders investment.

We could suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, if we develop properties, development of properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In particular, where we acquire properties which we intend to re-develop into open-air properties, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor or the Service Provider and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to locate further suitable investments, we will hold the proceeds of our IPO in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to our stockholders.

We may change our targeted investments without stockholder consent.

We expect to primarily invest in existing anchored, stabilized core retail properties, including power centers, lifestyle centers and large formatted centers with a grocery store component (with a purchase price in excess of $20 million), and other need based shopping centers, which are at least 80.0% leased at the time of acquisition and located in the United States. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our IPO. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Our properties may be adversely affected by the recent economic downturn.

The capital and credit markets have been experiencing extreme volatility and disruption for over five years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on on our stockholders' investment. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of our stockholders' investment in us will fluctuate with the performance of the specific properties we acquire.

We are offering shares (excluding our DRIP) in our IPO on a reasonable best efforts basis, whereby the brokers participating in our IPO are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In these events, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders' investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

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

If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.

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

If our Advisor, the Service Provider or their respective affiliates lose or are unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders investment.

Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and William M. Kahane, and key personnel of the Service Provider and its affiliates, each of whom would be difficult to replace. If any of the key personnel were to cease their affiliation with our Advisor or the Service Provider, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor's and the Service Provider's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure our stockholders that our Advisor or the Service Provider or its affiliates will be successful in attracting and retaining these skilled personnel. If our Advisor or the Service Provider or its affiliates lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of their investment may decline.

We may be unable to pay or maintain cash distributions to our stockholders or increase distributions to our stockholders over time, which could adversely affect the return on their investment.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from these properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT.

We may pay distributions from unlimited amounts of any source, including proceeds of our IPO, which may reduce the amount of capital we are able to invest and reduce the value of your investment.

We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our IPO or from borrowings also reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, could reduce the value of your investment.

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect stockholders' overall return.

Our cash flows used in operations for the year ended December 31, 2013 were $0.8 million. During the year ended December 31, 2013, we paid distributions of $1.7 million, of which $1.1 million, or 61.9%, was funded from proceeds from the issuances of common stock and $0.6 million, or 38.1%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, it may result in a lower return on stockholders' investment than our stockholders expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.

Our rights and the rights of our stockholders to recover claims against our officers, directors, our Advisor and the Service Provider are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers, our Advisor and our Advisor's affiliates and the Service Provider and the Service Provider's affiliates and permits us to indemnify our employees and agents. However, as required by our charter, we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.

Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor, the Service Provider and their respective affiliates, than might otherwise exist under common law, which could reduce our stockholders' and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor, the Service Provider and their respective affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.

The occurrence of cyber incident, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private date exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

Affiliates of our Advisor currently sponsor and may sponsor one or more other real estate investment programs in the future, including American Realty Capital New York Recovery REIT, Inc., ("NYRR"), Phillips Edison — ARC Shopping Center REIT, Inc., ("PE-ARC"), American Realty Capital Healthcare Trust, Inc., ("ARC HT"), American Realty Capital Daily Net Asset Value Trust, Inc., ("ARC DNAV"), American Realty Capital Global Trust, Inc., ("ARC Global"), American Realty Capital Healthcare Trust II, Inc., ("ARC HT II"), ARC Realty Finance Trust, Inc., ("ARC RFT"), American Realty Capital Trust V, Inc., ("ARCT V"), Phillips Edison - ARC Grocery Center REIT II, Inc. ("PE-ARC II"), American Realty Capital Hospitality Trust, Inc. ("ARC HOST") and American Realty Capital New York City REIT, Inc. ("ARC NYCR"). We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another American Realty Capital-sponsored program were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another American Realty Capital-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.

Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, acquires a property we are competing for, attempts to sell similar properties as us around the same time, or in other circumstances where a conflict of interest is not resolved in our favor, we could suffer a loss of revenue due to delays in locating another suitable tenant. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.

The Service Provider and its affiliates will face conflicts of interest relating to the selection, purchase, leasing and management of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

The Service Provider and/or its affiliates are responsible for, and may in the future be responsible for, the selection, acquisition, leasing and management of one or more real estate investment programs in addition to us (including persons or entities with contractual arrangements with the Service Provider and/or its affiliates). We may buy properties at the same time as one or more of these other real estate investment programs. As a result, there may be a conflict between our interests and the interests of the Service Provider and its affiliates in connection with acquisitions of investments, which result may have an adverse impact on us. We cannot be sure that officers and key personnel acting on behalf of the Service Provider and its affiliates will act in our best interests when deciding whether to allocate any particular investment to us. In addition, we may acquire properties in geographic areas where other real estate investment programs or properties managed by the Service Provider and its affiliates own properties. If one of the other real estate investment programs managed by the Service Provider and its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment. Similar conflicts of interest may apply to the Service Provider's determination of whether to recommend to our Advisor the making or purchase of mortgage, bridge or mezzanine loans or participations therein, since other real estate investment programs the Service Provider may manage may be competing with us for these investments.

Our Advisor and the Service Provider will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders' investment.

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

We will compete for investors with other programs of, and entities sponsored or co-sponsored by, our Sponsor, which could adversely affect the amount of capital we have to invest.

The American Realty Capital group of companies is currently the sponsor or co-sponsor of twelve other public offerings of non-traded REIT shares, many of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for an offering of common shares and either are or intend to elect to be taxed as REITs. The offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

We disclose modified funds from operations, a non-GAAP financial measure, including in documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP"), and our stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors, modified funds from operations ("MFFO"), which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

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

American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.

Our transfer agent is a related party which was recently launched as a new business. As of March 1, 2013, our transfer agent began providing certain transfer agency services for programs sponsored directly or indirectly by our Sponsor. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

The management of multiple REITs and other direct investment programs, especially REITs and other direct investment programs in the development stage, by our executive officers and officers of our Advisor and any service provider may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.

Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and other American Realty Capital-sponsored direct investment programs and their respective advisors. Five other American Realty Capital-sponsored REITs, ARC HC II, ARC RFT, ARCT V, PE-ARC II and ARC HOST, have registration statements that became effective in the past 18 months, four of which are currently offering securities, and none of the American Realty Capital-sponsored REITs are more than five years old. American Realty Capital also sponsors ARC NYCR, and American Energy Capital Partners, LP, a non-traded oil and gas limited partnership, each of which is currently in registration. As a result, such REITs and limited partnership will have concurrent and/or overlapping fundraising, acquisition, operational disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our Company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs or other direct investment programs, and especially REITs or other direct investment programs in the development stage.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.

Certain of our executive officers, including Nicholas S. Schorsch, chairman of our board of directors, and Edward M. Weil, Jr., president, chief operating officer and secretary, also are officers of our Advisor, our Dealer Manager and other affiliated entities, including the other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

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

There is no separate counsel for us and our affiliates, which could result in conflicts of interest and such conflicts may not be resolved in our favor, which could adversely affect the value of our stockholders' investment.

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

Risks Related to Our Corporate Structure

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

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders' ability to exit the investment.

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

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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

Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

We conduct, and intend to continue conducting, our operations, directly and through wholly or majority-owned subsidiaries, so that the Company and each of our subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test." "Investment securities" excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of its assets directly in qualifying assets and at least 80.0% of the entity's assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders' investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders' investment could change without their consent.

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering; therefore, our stockholders will not be able to determine the net asset value of their shares on an on-going basis during our IPO and for a substantial period of time thereafter.

We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on the information our board determines appropriate, including independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, our stockholders will not be able to determine the net asset value of their shares on an on-going basis during our IPO. Furthermore, the value determined by our board of directors after 18 months will be only an estimate and may not represent the actual value of our stockholders' shares or the price at which a third party would be willing to purchase their shares.

Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote, and therefore, their vote on a particular matter may be superseded by the vote of others.

Our stockholders' may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, our stockholders will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if our stockholders do not vote with the majority on any such matter.

Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit our stockholders' ability to sell their shares. Generally, our stockholders must have held their shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, until we establish estimated values for our shares, the purchase price for shares repurchased under our share repurchase program will be based on the amount paid to us for the purchase of common stock (which will equal a percentage ranging from 92.5% to 97.5% until a stockholder has continuously held his shares for at least four years, at which point such percentage will be 100%). We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our IPO. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor or directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The limits on repurchases under our share repurchase plan might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders ability to sell their shares should our stockholders require liquidity, and limit their ability to recover the value our stockholders invested or the fair market value of their shares.

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

Our stockholders' interest in us will be diluted if we issue additional shares, which could adversely affect the value of their investment.

Existing stockholders and potential investors in our IPO do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of our shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our IPO likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our IPO or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement for our OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP units. Because the OP units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, among others, our stockholders should not expect to be able to own a significant percentage of our shares.

Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the value of an investment in our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders' shares of common stock. Any issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

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

We depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.

Our primary asset is our investment in our OP. We have no business operations of our own. Our only significant asset is and will be the general partnership interests of our OP. We conduct, and intend to conduct, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, our stockholders' claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy our stockholders' claims as stockholders only after all of our and our OPs and its subsidiaries liabilities and obligations have been paid in full.

Our dealer manager signed a Letter of Acceptance, Waiver and Consent with FINRA; any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect our IPO or the pace at which we raise proceeds.

In April 2013, our dealer manager received notice and a proposed Letter of Acceptance, Waiver and Consent, or AWC, from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our dealer manager consented to the imposition of a censure and a fine of $60,000. To the extent any action would be taken against our dealer manager in connection with the above AWC, our dealer manager could be adversely affected.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

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

As of December 31, 2013, the following six major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

Tenant	December 31, 2013
Toys "R" Us - Delaware, Inc.	10.3%
Best Buy Co., Inc.	9.0%
PetSmart, Inc.	8.9%
Sports Authority, Inc.	7.3%
Barnes and Noble Booksellers, Inc.	7.0%
The Container Store, Inc.	6.2%

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

As of December 31, 2013, our property portfolio had concentrations of annualized rental income on a straight-line basis in excess of 5% from the following states:

State	December 31, 2013
Missouri	46.8%
Texas	53.2%

Any downturn in Texas or Missouri, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to us.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to our stockholders.

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

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant, in which case, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distribution to our stockholders.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the "IRS") will not challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders' investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders' return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.

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

If tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our IPO's gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our IPO for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

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

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on our stockholders' investment.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing that indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to those properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions and to pay cash distributions to our stockholders.

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

We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether these insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for these losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If an act of terrorism damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from that property.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such tax onto the tenant, even if some tenant leases permit us to pass through such tax increases to the tenants for payments. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.

Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.

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

We may use proceeds from our IPO or from other sources to acquire properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders' investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.

Our properties face competition that may affect tenants' ability to pay rent and the amount of rent paid to us may affect the cash available for distribution and the amounts of distributions.

Some of our properties may be located in developed areas. In these cases, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.

Delays in acquisitions of properties may have an adverse effect on our stockholders' investment.

There may be a substantial period of time before the proceeds of our offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders' returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders' investment.

State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to our stockholders.

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

Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.

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

Our properties are subject to the Americans with Disabilities Act of 1990 ("Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure our stockholders that we will be able to acquire properties that comply with the Disabilities Act or that allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Retail Industry Risks

Economic conditions in the United States have had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.

U.S. and international markets continue to experience volatility due to a combination of many factors, including the tapering of bond purchases by the Federal Reserve, the potential for rising interest rates, and uncertain growth. This volatility may, among other things, impact demand for space and support for rents and property values. Since we cannot predict when the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.

Economic conditions in the United States have had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.

Continued disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption five years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit. We will rely on debt financing to finance our properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

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

Retail conditions may adversely affect our income and our ability to make distributions to our stockholders.

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

Competition with other retail channels may reduce our profitability and the return on our stockholders' investment.

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

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of our stockholders' investment.

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

Risks Associated with Debt Financing

We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of our stockholders' investment.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter and in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to not more than 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investment.

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

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.

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

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

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

Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including the risk factors described in this Annual Report on Form 10-K relating to general economic conditions and owning real estate investments. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.

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

We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We have qualified to be taxed as a REIT commencing with the taxable year ended December 31, 2012 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements.We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income.We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders' overall return.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U. S federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders'investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our OP, but generally excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use taxable REIT subsidiaries that lease such properties from us. We may also use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.

If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of the OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders' investment. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID") or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, in the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

We may choose to make distributions in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends they receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U. S, tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock. Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20.0%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP ), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

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

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Also, our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

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

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with such restrictions is no longer necessary in order for us to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), Capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI within the meaning of FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity." A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a -USRPI if: (1) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market. We encourage our non-U.S. stockholders to consult their tax advisor to determine the tax consequences applicable them.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we owned three properties, comprised of 0.5 million square feet that were 92.4% leased on a weighted-average basis with a weighted-average remaining lease term of 5.2 years.

The following table represents certain additional information about the properties we own at December 31, 2013:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
							(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	85.9%	4.6 years	$21,582
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	100.0%	5.9 years	32,600
Tiffany Springs	Sep. 2013	Power Center	1	238,382	88.8%	5.1 years	53,450
Portfolio, December 31, 2013			3	546,317	92.4%	5.2 years	$107,632
_____________________

(1)	Remaining lease term as of December 31, 2013, calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

The following table details the geographic distribution of our portfolio as of December 31, 2013:

State	Number of Properties	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Missouri	1	238,382	43.6%	$4,152	46.8%
Texas	2	307,935	56.4%	4,721	53.2%
	3	546,317	100.0%	$8,873	100.0%
_____________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments

The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter for the properties we own as of December 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$8,210
2015	7,801
2016	7,451
2017	7,208
2018	5,734
2019	2,065
2020	1,820
2021	826
2022	452
2023	234
Thereafter	67
$41,868

Future Lease Expirations

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring (2)
		(In thousands)
2014	—	$—	—%	—	—%
2015	6	374	4.2%	35,679	7.1%
2016	6	451	5.1%	24,190	4.8%
2017	5	393	4.4%	25,506	5.0%
2018	17	2,578	29.1%	116,468	23.1%
2019	13	2,673	30.1%	164,468	32.6%
2020	—	—	—%	—	—%
2021	5	1,839	20.7%	116,635	23.1%
2022	1	271	3.1%	13,548	2.7%
2023	2	170	1.9%	8,220	1.6%
Total	55	$8,749	98.6%	504,714	100.0%
_____________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	Excludes the square feet associated with our fee simple interest in a ground lease.

Tenant Concentration

The following table lists the tenants whose square footage represented greater than 10% of total portfolio square footage as of December 31, 2013:

Tenant	Number of Units Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Total Portfolio
					(In years)		(In thousands)
Toys "R" Us - Delaware, Inc.	1	60,687	12.0%	January 2021	7.1	5 five-year options	$910	10.3%
_____________________

(1)	Annualized rental income as of December 31, 2013 for the in-place lease in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Significant Portfolio Properties

The rentable square feet or annualized rental income on a straight-line basis of Liberty Crossing, San Pedro Crossing and Tiffany Springs each represent 5% or more or our total portfolio's rentable square feet or annualized rental income on a straight-line basis. The tenant concentration for each of these properties is summarized below.

Liberty Crossing

The following table lists tenants at Liberty Crossing whose square footage or annualized rental income on a straight-line basis is greater than 10.0% of the total square footage or total annualized rental income on a straight-line basis of Liberty Crossing as of December 31, 2013, respectively:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Liberty Crossing Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Liberty Crossing Total
					(In years)		(In thousands)
Ross Dress For Less	1	27,657	26.1%	January 2019	5.1	Four 5-year options	$301	21.8%
PetSmart, Inc.	1	20,087	19.0%	January 2019	5.1	Five 5-year options	$260	18.8%
_____________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

San Pedro Crossing

The following table lists tenants at San Pedro Crossing whose square footage or annualized rental income on a straight-line basis is greater than 10.0% of the total square footage or total annualized rental income on a straight-line basis of San Pedro Crossing as of December 31, 2013, respectively:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of San Pedro Crossing Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of San Pedro Crossing Total
					(In years)		(In thousands)
Toys "R" Us - Delaware, Inc.	1	60,687	30.0%	January 2021	7.1	5 five-year options	$910	28.2%
Barnes and Noble Booksellers, Inc.	1	35,475	17.6%	February 2021	7.2	None	$619	19.2%
The Container Store, Inc.	1	22,817	11.3%	January 2018	4.1	3 five-year options	$552	17.1%
Office Depot	1	21,074	10.4%	December 2014	1.0	3 five-year options	$148	4.6%
_____________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tiffany Springs

The following table lists tenants at Tiffany Springs whose square footage or annualized rental income on a straight-line basis is greater than 10.0% of the total square footage or total annualized rental income on a straight-line basis of Tiffany Springs as of December 31, 2013, respectively:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Tiffany Springs Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Tiffany Springs Total
					(In years)		(In thousands)
Best Buy Co., Inc.	1	45,676	19.2%	January 2019	5.1	4 five-year options	$795	19.1%
Sports Authority, Inc.	1	41,770	17.5%	January 2019	5.1	4 five-year options	$647	15.6%
PetSmart, Inc.	1	25,464	10.7%	July 2018	4.6	3 five-year options	$526	12.7%
_____________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Property Financing

The following table presents certain debt information for the properties we own as of December 31, 2013:

		Outstanding Loan Amount as of	Effective Interest Rate as of
Portfolio	Encumbered Properties	December 31, 2013	December 31, 2013		Interest Rate		Maturity Date
		(In thousands)
Liberty Crossing - Refinanced Loan (1)	1	$11,000	4.66%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	3.79%		Fixed		Jan. 2018
Tiffany Springs (1)	1	34,098	4.44%		Fixed	(2)	Oct. 2018
Total	3	$63,083	4.29%	(3)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements were or are guaranteed by AR Capital, LLC, the entity that wholly owns our Sponsor.

(2)	Fixed through an interest rate swap agreement.

(3)	Calculated on a weighted-average basis for all debt outstanding as of December 31, 2013.

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

In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to participate in the IPO and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our IPO the value of the shares is deemed to be the IPO price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross IPO proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

Holders

As of February 28, 2014, we had 15.5 million shares of common stock outstanding held by a total of 3,524 stockholders.

Distributions

We qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.

On September 19, 2011, our board of directors authorized, and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017534247 per day or $0.64 annually per share of common stock. From a tax perspective, of the amounts distributed during the year ended December 31, 2013, 4.6%, or $0.03 per share per annum, and 95.4%, or $0.61 per share per annum, represented a return of capital and ordinary dividend income, respectively. Of the amounts distributed during the year ended December 31, 2012, 100.0%, or $0.64 per share per annum, represented a return of capital.

Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on July 2, 2012, relating to the period from June 8, 2012 (date of our first property acquisition) through June 30, 2012. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, excluding distributions related to unvested restricted shares and Class B Units (as defined below), for the years ended December 31, 2013 and 2012:

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2013	$103	$30	$133	$153
2nd Quarter, 2013	165	88	253	330
3rd Quarter, 2013	313	160	473	612
4th Quarter, 2013	494	385	879	967
Total	$1,075	$663	$1,738	$2,062

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2012	$—	$—	$—	$—
2nd Quarter, 2012	—	—	—	13
3rd Quarter, 2012	46	4	50	59
4th Quarter, 2012	75	15	90	110
Total	$121	$19	$140	$182

We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. Distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor may waive certain fees.

Prior to October 1, 2013, we paid the Advisor an asset management fee of up to 0.75% of average invested assets, less amounts paid as an oversight fee. Effective October 1, 2013, the Advisor eliminated the payment of asset management fees in the form of cash, shares or restricted stock grants and instead expects to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance-based restricted partnership units of the OP, designated as "Class B Units" for asset management services, which will be forfeited immediately if certain conditions occur. In connection with property management and leasing services, unless we contract with a third party, we will pay our Advisor a property management fee of 2.0% of gross revenues from our stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively. If we contract directly with third parties for such services, we will pay them customary market fees and will pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. Effective January 28, 2014 the Advisor eliminated the oversight fee.The Advisor elected to waive $0.1 million of aggregate asset management and property management fees for each of the years ended December 31, 2013 and 2012. No such fees were incurred or forgiven during the year ended December 31, 2011. The Advisor will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor waived certain fees that we owed, cash flows from operations that would have been paid to the Advisor are available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs and/or property operating costs that would otherwise have been paid by us. The Advisor absorbed $0.7 million and $0.1 million of general and administrative costs and approximately $41,000 and approximately $44,000 of property operating costs during the years ended December 31, 2013 and 2012, respectively. There were no such costs absorbed by the Advisor during the year ended December 31, 2011.

During the year ended December 31, 2013, cash used to pay our distributions was generated from proceeds from the IPO and the DRIP. During the six months ended December 31, 2012, cash used to pay our distributions was generated from cash flows provided by operations and proceeds from the IPO and the DRIP. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will continue to use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions, as applicable. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

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

Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our Plan as of December 31, 2013:

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

Restricted Share Plan

We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the OP payable to our Advisor, shall not exceed (a) 6.0% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2.0% of average invested assets and 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3.0% of the contract sales price of all properties that we sell and (d) 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2013 and 2012, we had 19,800 and 13,800 unvested restricted shares, respectively, that were granted pursuant to the RSP.

Recent Sale of Unregistered Equity Securities

We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2013, 2012 and 2011.

Use of Proceeds from Sales of Registered Securities

On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. As of December 31, 2013, we had 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $71.3 million.

The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Selling commissions and dealer manager fees	$5,711	$561	$—
Other offering costs	2,598	2,358	2,504
Total offering costs	$8,309	$2,919	$2,504

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Total commissions paid to the Dealer Manager	$5,711	$561	$—
Less:
Commissions to participating brokers	(3,756)	(366)	—
Reallowance to participating broker dealers	(471)	44	—
Net to the Dealer Manager	$1,484	$239	$—

As of December 31, 2013, cumulative offering costs, excluding selling commissions and dealer manager fees, included $4.9 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are our Advisor's responsibility. As of December 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $7.5 million. Our Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, at 15.0% of gross common stock proceeds received from the IPO. As of December 31, 2013, cumulative offering costs were $14.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of December 31, 2013.

We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of December 31, 2013, we owned three properties with an aggregate purchase price of $107.6 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our DRIP and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds received from our DRIP in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

 Unless the shares of our common stock are being repurchased in connection with a stockholder's death, the purchase price for shares repurchased under our SRP will be as set forth below until we establish an estimated value of our shares. We obtain independent third-party appraisals in connection with our acquisition of investment properties; however, we do not currently anticipate obtaining revised appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our IPO. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.

 Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. We will repurchase shares as of the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows:

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

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement that otherwise will apply to redemption requests made prior to such time. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the IPO, or if not engaged in the IPO, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Our board of directors has the discretion to exempt shares purchased pursuant to our DRIP from the one-year holding requirement, if a stockholder sells back all of his or her shares. In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

When a stockholder requests a redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
			(In thousands)
Year ended December 31, 2011	—	—	$—	$—
Year ended December 31, 2012	—	—	—	—
Year ended December 31, 2013	1	8,674	87	9.98
Cumulative repurchase requests as of December 31, 2013	1	8,674	87	$9.98
Value of shares issued through DRIP			682
Excess			$595

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data

The following selected financial data as of December 31, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2013, 2012 and 2011 and for the period from July 29, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (in thousands)	2013	2012	2011	2010
Total real estate investments, at cost	$107,493	$55,057	$—	$—
Total assets	119,942	55,724	36	1,156
Mortgage notes payable	63,083	40,725	—	—
Notes payable	—	7,235	—	—
Total liabilities	73,061	57,046	3,755	956
Total stockholders' equity (deficit)	46,881	(1,322)	(3,719)	200

	Year Ended December 31,			For the Period from July 29, 2010 (date of inception) to December 31,
Operating data (In thousands, except share and per share data)	2013	2012	2011	2010
Total revenues	$7,161	$1,266	$—	$—
Operating expenses:
Property operating	2,337	295	—	—
Acquisition and transaction related	978	987	—	—
General and administrative	457	245	313	—
Depreciation and amortization	5,202	1,108	—	—
Total operating expenses	8,974	2,635	313	—
Operating loss	(1,813)	(1,369)	(313)	—
Other expenses:
Interest expense	(2,761)	(833)	—	—
Extinguishment of debt	(130)	—	—	—
Total other expenses	(2,891)	(833)	—	—
Net loss	$(4,704)	$(2,202)	$(313)	$—

Other data:
Cash flows (used in) provided by operating activities	$(786)	$187	$(260)	$—
Cash flows used in investing activities	(12,740)	(12,902)	—	—
Cash flows provided by financing activities	26,543	12,993	259	1
Per share data:
Basic and diluted net loss per share	$(1.46)	$(6.15)	NM	NM
Distributions declared per common share	$0.64	$0.64	NM	NM
Basic and diluted weighted-average shares outstanding	3,216,903	358,267	21,000	20,000
_____________________
NM - Not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.

Overview

American Realty Capital — Retail Centers of America, Inc. (the "Company," "we," "our" or "us"), incorporated on July 29, 2010, is a Maryland corporation, that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95.0% of the offering price of the IPO.

On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of December 31, 2013, we had 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $71.3 million. As of December 31, 2013, the aggregate value of issuances and subscriptions of common stock outstanding was $72.3 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of December 31, 2013, we owned three properties with an aggregate purchase price of $107.6 million, comprised of 0.5 million square feet that were 92.4% leased on a weighted-average basis.

Substantially all of our business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all the units of limited partner interests in the OP ("OP Units"). Our external affiliated advisor, American Realty Capital Retail Advisor, LLC (the "Advisor"), a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, our sponsor, American Realty Capital IV, LLC (the "Sponsor"), as a result of which, they are related parties of ours. Each has received and/or may receive, as applicable, compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

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

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of December 31, 2013, offering costs were less than 11.5% of the gross proceeds received in the IPO.

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.

We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the accompanying consolidated statements of operations.

Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statement of operations.

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

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately less than one to 11 years. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Results of Operations

 We purchased our first property and commenced active operations in June 2012. As of December 31, 2013, we owned three properties with an aggregate base purchase price of $107.6 million, comprised of 0.5 million rentable square feet that were 92.4% leased on a weighted-average basis. As of December 31, 2012, we owned two properties with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 96.5% leased on a weighted-average basis. Furthermore, we operated Liberty Crossing from June 8, 2012 (date of Liberty Crossing acquisition) to December 31, 2012 and San Pedro Crossing from December 21, 2012 (date of San Pedro Crossing acquisition) to December 31, 2012, as opposed to the full year ended December 31, 2013. Accordingly, our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflect significant increases in most categories.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Rental Income

Rental income increased $4.4 million to $5.4 million for the year ended December 31, 2013, compared to $1.0 million for the year ended December 31, 2012. $0.9 million of this $4.4 million increase was attributable to our acquisition and operation of Tiffany Springs MarketCenter, which was acquired on September 26, 2013 for a base purchase price of $53.5 million, comprised of 0.2 million square feet that were 88.8% leased on a weighted-average basis as of December 31, 2013. $0.6 million of the increase was driven by our operation of Liberty Crossing for the full year ended December 31, 2013, as compared to the period from June 8, 2012 (date of Liberty Crossing acquisition) to December 31, 2012. $2.9 million of the increase in rental income was driven by our operation of San Pedro Crossing for the full year ended December 31, 2013, as compared to the period from December 21, 2012 (date of San Pedro Crossing acquisition) to December 31, 2012.

Operating Expense Reimbursements

Operating expense reimbursements increased $1.5 million to $1.8 million for the year ended December 31, 2013, compared to $0.3 million for the year ended December 31, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent. $0.4 million of this $1.5 million increase was attributable to our acquisition and operation of Tiffany Springs MarketCenter in 2013. $0.2 million of the increase was driven by our operation of Liberty Crossing for the full year ended December 31, 2013, as compared to the period from June 8, 2012 (date of Liberty Crossing acquisition) to December 31, 2012. $0.9 million of the increase was driven by our operation of San Pedro Crossing for the full year ended December 31, 2013, as compared to the period from December 21, 2012 (date of San Pedro Crossing acquisition) to December 31, 2012.

Property Operating Expense

Property operating expense increased $2.0 million to $2.3 million for the year ended December 31, 2013, compared to $0.3 million for the year ended December 31, 2012. These costs primarily relate to the costs associated with maintaining our properties including property management fees incurred from our Service Provider, real estate taxes, utilities, and repairs and maintenance. $0.4 million of this $2.0 million increase was attributable to our acquisition and operation of Tiffany Springs MarketCenter in 2013. $0.3 million of the increase was driven by our operation of Liberty Crossing for the full year ended December 31, 2013, as compared to the period from June 8, 2012 (date of Liberty Crossing acquisition) to December 31, 2012. $1.3 million of the increase was driven by our operation of San Pedro Crossing for the full year ended December 31, 2013, as compared to the period from December 21, 2012 (date of San Pedro Crossing acquisition) to December 31, 2012. The $2.0 million increase in property operating expenses includes the absorption of approximately $41,000 of property operating costs by the Advisor during the year ended December 31, 2013, as compared to approximately $44,000 of property operating costs absorbed by the Advisor during the year ended December 31, 2012.

Operating Fees to Affiliates

Until October 1, 2013, our affiliated Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by our Service Provider. Our Advisor elected to waive these fees for the years ended December 31, 2013 and 2012. For each of the years ended December 31, 2013 and 2012, we would have incurred aggregate asset management and oversight fees of $0.1 million had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead, we expect to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. As of December 31, 2013, no Class B Units have been issued to the Advisor in connection with this arrangement.

Acquisition and Transaction Related Expense

Acquisition and transaction related costs remained relatively constant at $1.0 million for the years ended December 31, 2013 and 2012. The acquisition and transaction related expense for the year ended December 31, 2013 primarily related to our acquisition of Tiffany Springs MarketCenter on September 26, 2013 for a base purchase price of $53.5 million. The $1.0 million of acquisition and transaction related expense for the year ended December 31, 2012 related to our acquisition of the Liberty Crossing and San Pedro Crossing centers in 2012 for an aggregate base purchase price of $54.2 million.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $0.5 million for the year ended December 31, 2013, compared to $0.2 million for the year ended December 31, 2012. The increase in costs was primarily due to an increase in board member compensation, directors and officers insurance and professional fees to support our larger portfolio and increased number of stockholders during the year ended December 31, 2013 compared to the year ended December 31, 2012. This $0.3 million increase in general and administrative expense includes the absorption of $0.7 million of general and administrative costs by the Advisor during the year ended December 31, 2013, as compared to $0.1 million of general and administrative costs absorbed by the Advisor for the year ended December 31, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.1 million to $5.2 million for the year ended December 31, 2013, compared to $1.1 million for the year ended December 31, 2012. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives. $0.8 million of this $4.1 million increase was attributable to our acquisition and operation of Tiffany Springs MarketCenter in 2013. $0.3 million of the increase was driven by our operation of Liberty Crossing for the full year ended December 31, 2013, as compared to the period from June 8, 2012 (date of Liberty Crossing acquisition) to December 31, 2012. $3.0 million of the increase was driven by our operation of San Pedro Crossing for the full year ended December 31, 2013, as compared to the period from December 21, 2012 (date of San Pedro Crossing acquisition) to December 31, 2012.

Interest Expense

Interest expense increased $2.0 million to $2.8 million for the year ended December 31, 2013, compared to $0.8 million for the year ended December 31, 2012. $2.4 million of interest expense for the year ended December 31, 2013 related to our mortgage notes payable of $63.1 million with a weighted-average effective interest rate of 4.29% as of December 31, 2013, which were used to fund a portion of the aggregate base purchase price of our three properties, and the unsecured notes payable which were fully paid down as of December 31, 2013. Additionally, interest expense for the year ended December 31, 2013 included $0.4 million of amortization of deferred financing costs. $0.7 million of interest expense for the year ended December 31, 2012 related to our mortgage notes payable of $40.7 million with a weighted-average effective interest rate of 5.52% as of December 31, 2012 and our unsecured notes payable of $7.2 million with a weighted-average effective interest rate of 6.92% as of December 31, 2012. Interest expense for the year ended December 31, 2012 also included $0.1 million of amortization of deferred financing costs.

Extinguishment of Debt

We incurred $0.1 million of debt extinguishment costs during the year ended December 31, 2013 in connection with our refinancing of Liberty Crossing in June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we expensed approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees related to the refinancing during the year ended December 31, 2013. We did not incur any debt extinguishment costs during the year ended December 31, 2012.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Rental Income

Rental income for the year ended December 31, 2012 was $1.0 million. Rental income was driven by our acquisition of two properties for an aggregate purchase price of $54.2 million, representing 0.3 million square feet that were 96.5% leased on a weighted-average basis as of December 31, 2012. We did not own any properties and therefore, had no rental income during the year ended December 31, 2011.

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

Cash Flows for the Year Ended December 31, 2013

During the year ended December 31, 2013, net cash used in operating activities was $0.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the year, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2013 include $1.0 million of acquisition and transaction costs. Cash outflows included an increase in prepaid expenses and other assets of $1.5 million due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid property and directors and officers insurance and prepaid strategic advisory fees, a decrease in accounts payable and accrued expenses of $0.9 million primarily related to a decrease in due to affiliate of $1.2 million partially offset by an increase in accrued property and other expenses of $0.3 million. These cash outflows were partially offset by cash inflows including net loss adjusted for non-cash items of $1.4 million (net loss of $4.7 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs and share-based compensation totaling $6.1 million), and an increase in deferred rent and other liabilities of $0.2 million due to the timing of the receipt of rental payments.

Net cash used in investing activities during the year ended December 31, 2013 of $12.7 million primarily related to our acquisition of Tiffany Springs MarketCenter for a base purchase price of $53.5 million, which was partially offset by acquisition financing of $40.9 million. The cash flows used in investing activities also include $0.2 million of capital expenditures related to San Pedro Crossing.

Net cash provided by financing activities during the year ended December 31, 2013 of $26.5 million related to proceeds from the issuances of common stock of $62.3 million and proceeds from mortgage notes payable of $11.0 million. These inflows were partially offset by payments of mortgage notes payable of $29.5 million, payments of notes payable of $7.2 million, payments related to offering costs of $7.2 million, cash distributions of $1.1 million, payments of financing costs of $0.9 million, an increase in restricted cash of $0.7 million and common stock repurchases of $0.1 million.

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

Liquidity and Capital Resources

In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced active operations in June 2012. As of December 31, 2013, we owned three properties with an aggregate base purchase price of $107.6 million. As of December 31, 2013, we had 7.3 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $71.3 million.

As of December 31, 2013, we had cash and cash equivalents of $13.3 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from our ongoing IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.

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

We also expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Year ended December 31, 2011	—	—	$—
Year ended December 31, 2012	—	—	—
Year ended December 31, 2013	1	8,674	9.98
Cumulative repurchase requests as of December 31, 2013	1	8,674	$9.98

Acquisitions

Our Advisor, with the assistance of its Service Provider, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Thus, we will not continuously purchase assets. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and negatively impact the returns earned on an investment in our shares, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, has been a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. There may be inadequate proceeds from the sale of shares in our IPO to pay and reimburse, as applicable, the Advisor for acquisition fees and expenses, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing (unless and until we calculate net asset value) where the price of a share of common stock is a stated value and there is no net asset value determination until a period after the close of the IPO. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the acquisition stages is complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Net loss (in accordance with GAAP)	$(1,052)	$(1,051)	$(1,510)	$(1,091)	$(4,704)
Depreciation and amortization	1,145	1,090	1,067	1,899	5,201
FFO	93	39	(443)	808	497
Acquisition fees and expenses (1)	7	—	938	33	978
Debt extinguishment expenses	—	130	—	—	130
Amortization of above or below market leases (2)	72	71	70	215	428
Straight-line rent (3)	(16)	(12)	(43)	(49)	(120)
MFFO	$156	$228	$522	$1,007	$1,913
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

Distributions

On September 19, 2011, our board of directors authorized, and we declared, a distribution rate, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0017534247 per day or $0.64 annually per share of common stock. The distributions began to accrue on June 8, 2012, the date of our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

During the year ended December 31, 2013, distributions paid to common stockholders totaled $1.7 million, inclusive of $0.6 million of distributions issued pursuant to the DRIP.  Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended								Year Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013		December 31, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions (1):
Distributions paid in cash	$103		$165		$313		$494		$1,075
Distributions reinvested	30		88		160		385		663
Total distributions	$133		$253		$473		$879		$1,738

Source of distribution coverage:
Cash flows (used in) provided by operations (1)	$103	77.4%	$165	65.2%	$133	28.1%	$(401)	(45.6)%	$—	—%
Proceeds from issuance of common stock	—	—%	—	—%	180	38.1%	895	101.8%	1,075	61.9%
Common stock issued pursuant to the DRIP / offering proceeds	30	22.6%	88	34.8%	160	33.8%	385	43.8%	663	38.1%
Proceeds from financings	—	—%	—	—%	—	—%	—	—	—	—%
Total source of distribution coverage	$133	100.0%	$253	100.0%	$473	100.0%	$879	100.0%	$1,738	100.0%

Cash flows (used in) provided by operations (GAAP basis)	$521		$1,110		$133		$(2,550)		$(786)
Net loss (in accordance with GAAP)	$(1,052)		$(1,051)		$(1,510)		$(1,091)		$(4,704)
_____________________

(1)
Excludes distributions on unvested restricted stock and Class B Units, which are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

(2)	Cash flows (used in) provided by operations for the year ended December 31, 2013 include acquisition and transaction related expenses of $1.0 million.

The following table compares cumulative distributions paid, excluding distributions related to unvested restricted shares and Class B Units, to cumulative net loss (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through December 31, 2013:

For the Period from July 29, 2010 (date of inception) to
(In thousands)	December 31, 2013
Distributions paid:
Common stockholders in cash	$1,196
Common stockholders pursuant to DRIP/offering proceeds	682
Total distributions paid	$1,878

Reconciliation of net loss:
Revenues	$8,427
Acquisition and transaction-related	(1,965)
Depreciation and amortization	(6,310)
Other operating expenses	(3,647)
Other non-operating expenses	(3,724)
Net loss (in accordance with GAAP) (1)	$(7,219)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2013, our net tangible book value per share was $4.66. The offering price of shares under the primary portion of our IPO (excluding purchase price discounts for certain categories of purchasers) at December 31, 2013 was $10.00.

Our offering price was not established on an independent basis and was not based on the actual or projected net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

Loan Obligations

As of December 31, 2013, the payment terms of our loan obligations require interest amounts payable monthly with all remaining unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2013, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from independent our board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of December 31, 2013, our net secured debt leverage ratio (secured mortgage notes payable less cash and cash equivalents divided by the base purchase price of acquired real estate investments) approximated 46.3%.

Contractual Obligations

The following table reflects contractual debt obligations over the next five years and thereafter as of December 31, 2013:

		Year Ended December 31,	Years Ended December 31,
(In thousands)	Total	2014	2015-2016	2017-2018	Thereafter
Principal Payments Due:
Mortgage notes payable	$63,083	$—	$—	$63,083	$—
Interest Payments Due:
Mortgage notes payable	$11,585	$2,529	$5,065	$3,991	$—

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

Inflation
Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the term of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

In addition, the limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2013, our debt included fixed-rate secured mortgage financings with a carrying value of $63.1 million and a fair value $62.8 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC for the fiscal year ended December 31, 2013 (the "Proxy Statement").

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-30 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (3)	Articles of Amendment and Restatement of the Company, dated June 27, 2012
3.2 (2)	Bylaws of the Company
4.1 *
Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of January 14, 2014, by and between the Company and American Realty Capital Retail Advisor, LLC

4.2 *	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of March 7, 2014 and effective as of January 28, 2014
10.1 (4)	Amended and Restated Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC, dated July 30, 2012
10.2 (1)	Property Management Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.3 (1)	Leasing Agreement, between the Company and American Realty Capital Retail Advisor, LLC, dated March 17, 2011
10.4 (5)	Company's Restricted Share Plan
10.5 (5)	Company's Stock Option Plan
10.6 (6)	Purchase and Sale Agreement between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of March 9, 2012
10.7 (6)	First Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 23, 2012
10.8 (6)	Second Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of April 27, 2012
10.9 (6)	Third Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 1, 2012
10.10 (6)	Fourth Amendment to Purchase and Sale Agreement, between American Realty Capital IV, LLC and NWC Liberty Grove & SH 66, Ltd., dated as of May 2, 2012
10.11 (4)	Loan Agreement, dated as of June 8, 2012 between ARC LCROWTX001, LLC and UBS Real Estate Securities Inc.
10.12 (4)	Loan Agreement, dated as of June 6, 2012, between CAMBR Company, Inc. and the Company
10.13 (4)	Promissory Note, dated as of June 6, 2012, given by the Company to CAMBR Company, Inc.
10.14 (7)	Purchase and Sale Agreement, dated as of September 10, 2012, by and between BB Fonds International 1 USA, L.P. and American Realty Capital IV, LLC
10.15 (9)	Purchase and Sale Agreement, dated as of June 28, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.16 (9)	Amendment to Purchase and Sale Agreement, dated as of July 29, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.17 (9)
Second Amendment to Purchase and Sale Agreement, dated as of August 1, 2013, by and among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC

Exhibit No.	Description
10.18 (10)	Term Loan Agreement, dated as of September 26, 2013, between ARC TSKCYMO001, LLC and Bank of America, N.A.
10.19 *	Second Amended and Restated Advisory Agreement, dated as of January 14, 2014, by and among the Company, American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisor, LLC
10.20 *
First Amendment to Second Amended and Restated Advisory Agreement, entered into as of January 28, 2014, by and among the Company, American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisor, LLC

14.1 (11)	Code of Ethics
21.1 *	List of Subsidiaries
24.1 (8)	Power of Attorney
24.2 (9)	Power of Attorney (Edward G. Rendell)
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________

*	Filed herewith.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement filed with the SEC on August 12, 2011.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11/A filed with the SEC on February 7, 2011.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012 .

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 8, 2012.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement filed with the SEC on March 15, 2011.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012.

(8)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 filed with the SEC on December 18, 2012.

(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 13, 2013.

(11)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March, 2014.

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

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2014
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer and Secretary	March 10, 2014
Edward M. Weil, Jr.

/s/ Amy B. Boyle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2014
Amy B. Boyle

/s/ William M. Kahane	Director	March 10, 2014
William M. Kahane

/s/ David Gong	Independent Director	March 10, 2014
David Gong

/s/ Edward G. Rendell	Independent Director	March 10, 2014
Edward G. Rendell

/s/ William G. Stanley	Independent Director	March 10, 2014
William G. Stanley

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

American Realty Capital - Retail Centers of America, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital - Retail Centers of America, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital - Retail Centers of America, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 10, 2014

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Real estate investments, at cost:
Land	$28,192	$12,435
Buildings, fixtures and improvements	62,702	33,957
Acquired intangible lease assets	16,599	8,665
Total real estate investments, at cost	107,493	55,057
Less: accumulated depreciation and amortization	(6,097)	(1,143)
Total real estate investments, net	101,396	53,914
Cash and cash equivalents	13,295	278
Restricted cash	1,018	327
Prepaid expenses and other assets	2,272	563
Deferred costs, net	1,397	642
Land held for sale	564	—
Total assets	$119,942	$55,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Mortgage notes payable	$63,083	$40,725
Notes payable	—	7,235
Below-market lease liabilities, net	912	858
Derivatives, at fair value	98	—
Accounts payable and accrued expenses	8,211	8,033
Deferred rent and other liabilities	382	148
Distributions payable	375	47
Total liabilities	73,061	57,046
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 7,253,833 and 834,118 shares issued and outstanding at December 31, 2013 and 2012, respectively	72	8
Additional paid-in capital	56,384	1,372
Accumulated other comprehensive loss	(98)	—
Accumulated deficit	(9,477)	(2,702)
Total stockholders' equity (deficit)	46,881	(1,322)
Total liabilities and stockholders' equity (deficit)	$119,942	$55,724

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$5,406	$990	$—
Operating expense reimbursements	1,755	276	—
Total revenues	7,161	1,266	—
Operating expenses:
Property operating	2,337	295	—
Acquisition and transaction related	978	987	—
General and administrative	457	245	313
Depreciation and amortization	5,202	1,108	—
Total operating expenses	8,974	2,635	313
Operating loss	(1,813)	(1,369)	(313)
Other expenses:
Interest expense	(2,761)	(833)	—
Extinguishment of debt	(130)	—	—
Total other expenses	(2,891)	(833)	—
Net loss	$(4,704)	$(2,202)	$(313)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(98)	—	—
Comprehensive loss	$(4,802)	$(2,202)	$(313)

Basic and diluted weighted-average shares outstanding	3,216,903	358,267	21,000
Basic and diluted net loss per share	$(1.46)	$(6.15)	NM
 ______________________
NM - not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2010	20,000	$—	$200	$—	$—	$200
Common stock offering costs, commissions and dealer manager fees	—	—	(3,659)	—	—	(3,659)
Share-based compensation	13,056	—	51	—	—	51
Contribution from Advisor	—	—	2	—	—	2
Net loss	—	—	—	—	(313)	(313)
Balance, December 31, 2011	33,056	—	(3,406)	—	(313)	(3,719)
Issuances of common stock	793,069	8	7,663	—	—	7,671
Common stock offering costs, commissions and dealer manager fees	—	—	(2,919)	—	—	(2,919)
Common stock issued through distribution reinvestment plan	1,993	—	19	—	—	19
Common stock repurchases	—	—	—	—	—	—
Share-based compensation, net of forfeitures	6,000	—	15	—	—	15
Distributions declared	—	—	—	—	(187)	(187)
Net loss	—	—	—	—	(2,202)	(2,202)
Other comprehensive loss	—	—		—	—	—
Balance, December 31, 2012	834,118	8	1,372	—	(2,702)	(1,322)
Issuances of common stock	6,349,720	63	62,708	—	—	62,771
Common stock offering costs, commissions and dealer manager fees	—	—	(8,309)	—	—	(8,309)
Common stock issued through distribution reinvestment plan	69,669	1	662	—	—	663
Common stock repurchases	(8,674)	—	(87)	—	—	(87)
Share-based compensation	9,000	—	38	—	—	38
Distributions declared	—	—	—	—	(2,071)	(2,071)
Net loss	—	—	—	—	(4,704)	(4,704)
Other comprehensive loss	—	—	—	(98)	—	(98)
Balance, December 31, 2013	7,253,833	$72	$56,384	$(98)	$(9,477)	$46,881

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(4,704)	$(2,202)	$(313)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,116	657	—
Amortization of in-place lease assets	2,079	451	—
Amortization (including accelerated write-off) of deferred costs	472	141	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	428	18	—
Share-based compensation	38	15	51
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,527)	(527)	(36)
Accounts payable and accrued expenses	(922)	1,486	38
Deferred rent and other liabilities	234	148	—
Net cash (used in) provided by operating activities	(786)	187	(260)
Cash flows from investing activities:
Investments in real estate and other assets	(12,575)	(12,902)	—
Capital expenditures	(165)	—	—
Net cash used in investing activities	(12,740)	(12,902)	—
Cash flows from financing activities:
Proceeds from mortgage notes payable	11,000	—	—
Payments of mortgage notes payable	(29,517)	—	—
Proceeds from notes payable	—	7,235	—
Payments of notes payable	(7,235)	—	—
Payments of deferred financing costs	(949)	(783)	—
Proceeds from issuances of common stock	62,311	7,671	—
Common stock repurchases	(87)	—	—
Contribution from Advisor	—	—	2
Payments of offering costs and fees related to stock issuances	(7,209)	(1,286)	(1,378)
Distributions paid	(1,080)	(121)	—
Advances from affiliate, net	—	604	1,635
Restricted cash	(691)	(327)	—
Net cash provided by financing activities	26,543	12,993	259
Net change in cash and cash equivalents	13,017	278	(1)
Cash and cash equivalents, beginning of period	278	—	1
Cash and cash equivalents, end of period	$13,295	$278	$—

Supplemental Disclosures:
Cash paid for interest (includes cash paid for penalties, interest and fees on extinguishment of debt)	$2,311	$599	$—
Cash paid for taxes	12	—	—

Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$40,875	$40,725	$—
Common stock issued through distribution reinvestment plan	663	19	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

On March 9, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. As of December 31, 2013, the Company had 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $71.3 million. As of December 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $72.3 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of December 31, 2013, the Company owned three properties with an aggregate purchase price of $107.6 million, comprised of 0.5 million square feet which were 92.4% leased on a weighted-average basis.

Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all the units of limited partner interests in the OP ("OP Units"). The Company's external affiliated advisor, American Realty Capital Retail Advisor, LLC (the "Advisor"), a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company (the "Service Provider"), pursuant to which the Service Provider has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), and, as a result of which, they are related parties of the Company. Each has received and/or may receive, as applicable, compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay the Service Provider a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the OP and its wholly-owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where approval, veto or other important rights have been granted to the non-controlling shareholders. All inter-company accounts and transactions have been eliminated in consolidation.

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

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheets.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately less than one year to 11 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company's pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Acquired intangible assets and lease liabilities consist of the following as of December 31, 2013 and 2012:

	December 31,
(In thousands)	2013	2012
Intangible assets:
In-place leases, net of accumulated amortization of $2,090 and $451 at December 31, 2013 and 2012, respectively	$9,511	$6,285
Above-market leases, net of accumulated amortization of $489 and $35 at December 31, 2013 and 2012, respectively	4,509	1,894
Total intangible assets, net	$14,020	$8,179
Intangible liabilities:
Below-market leases, net of accumulated accretion of $74 and $17 at December 31, 2013 and 2012, respectively	$912	$858
Total intangible liabilities, net	$912	$858

The following table provides the weighted-average amortization and accretion periods as of December 31, 2013, for intangible assets and liabilities and the projected amortization expense and revenue adjustments for the next five years:

(in thousands)	Weighted-Average Amortization Period	2014	2015	2016	2017	2018
In-place leases	4.8 years	$2,256	$1,847	$1,680	$1,594	$1,245

Above-market lease assets	5.2 years	$(927)	$(925)	$(884)	$(878)	$(626)
Below-market lease liabilities	5.1 years	68	63	62	57	57
Total to be deducted from rental income		$(859)	$(862)	$(822)	$(821)	$(569)

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. Excess funds over an established threshold are swept daily into an overnight repurchase agreement. As of December 31, 2013 and 2012, $0.1 million and approximately $49,000, respectively, were held in an overnight repurchase agreement with the Company's financial institution.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. As of December 31, 2013, the Company had deposits of $13.3 million of which $12.6 million were insured by the FDIC. As of December 31, 2012, the Company's deposits of $0.3 million were insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.

Restricted Cash

Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Deferred Costs, Net

Deferred costs, net, consists of deferred financing costs net of accumulated amortization and deferred leasing costs net of accumulated amortization.

Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred leasing costs, consisting primarily of lease commissions and costs incurred in connection with new leases, are deferred and amortized over the term of the lease.

Share Repurchase Program

 The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

Prior to the time that the Company's shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the Company's offering (excluding common shares issued under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which is expected to include independent valuations of properties or of the Company as a whole, prepared by third-party service providers.

The Company is only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5.0% (or 1.25% per calendar quarter) of the weighted-average number of shares outstanding during the prior calendar year.

When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Year ended December 31, 2011	—	—	$—
Year ended December 31, 2012	—	—	—
Year ended December 31, 2013	1	8,674	9.98
Cumulative repurchase requests as of December 31, 2013	1	8,674	$9.98

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the years ended December 31, 2013 and 2012, the Company issued 0.1 million and 1,993 shares of common stock with a value of $0.7 million and approximately $19,000, respectively, and a par value per share of $0.01, pursuant to the DRIP. The Company issued no shares of common stock under the DRIP during the year ended December 31, 2011.

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

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the accompanying consolidated statements of operations.

Cost recoveries from tenants are included in operating expense reimbursements on the accompanying consolidated statements of operations in the period the related costs are incurred, as applicable.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the Company's consolidated statements of operations.

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO (See Note 10 — Related Party Transactions and Arrangements).

Share-Based Compensation

The Company has stock-based award plans, which are accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2012. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company continues to qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share considers the effect of potentially dilutive instruments outstanding during such period.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2013 and 2012. There were no assets acquired or liabilities assumed during the year ended December 31, 2011:

	Year Ended December 31,
(Dollar amounts in thousands)	2013		2012
Real estate investments, at cost:
Land	$15,757	(1)	$12,435
Buildings, fixtures and improvements	28,834	(1)	33,957
Total tangible real estate investments	44,591		46,392
Acquired intangibles:
In-place leases	5,305		6,736
Above-market lease assets	3,101		1,929
Below market lease liabilities	(111)		(875)
Total intangible real estate investments	8,295		7,790
Land held for sale	564	(2)	—
Total assets acquired, net	53,450		54,182
Mortgage notes payable used to acquire real estate investments	(40,875)		(40,725)
Other liabilities assumed	—		(555)
Cash paid for acquired real estate investments and land held for sale	$12,575		$12,902
Number of properties purchased	1		2
_____________________

(1)
Land, buildings, fixtures and improvements acquired during the year ended December 31, 2013 have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third party specialist.

(2)
During the year ended December 31, 2013, the Company assumed a purchase and sale agreement to sell an outparcel of land acquired in connection with the Tiffany Springs acquisition and recorded the asset, less estimated cost to dispose of the land, as land held for sale on the consolidated balance sheet.

The following table reflects the number and related purchase prices of properties acquired during the years ended December 31, 2013 and 2012. There were no properties acquired during the year ended December 31, 2011:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Year ended December 31, 2012	2	$54,182
Year ended December 31, 2013	1	53,450
Total portfolio as of December 31, 2013	3	$107,632
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents unaudited pro forma information as if the acquisition during the year ended December 31, 2013, had been consummated on January 1, 2011. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $1.0 million from the year ended December 31, 2013 to the year ended December 31, 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Pro forma revenues	$10,903	$6,357	$5,078
Pro forma net loss	$(4,972)	$(3,826)	$(2,920)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter for the properties the Company owned as of December 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2014	$8,210
2015	7,801
2016	7,451
2017	7,208
2018	5,734
Thereafter	5,464
$41,868

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2013 and 2012. There were no properties acquired as of December 31, 2011:

	December 31,
Tenant	2013	2012
Toys "R" Us - Delaware, Inc.	10.3%	19.3%
The Container Store, Inc.	*	11.7%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents 10.0% or greater of annualized rental income on a straight-line basis as of December 31, 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2013 and 2012. There were no properties acquired as of December 31, 2011:

	December 31,
State	2013	2012
Missouri	46.8%	*
Texas	53.2%	100.0%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the period specified.

The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2013 and 2012.

Note 4 — Notes Payable

In June 2012, the Company entered into an unsecured $3.0 million note payable with an unaffiliated third party. The note payable bore interest at a fixed rate of 8.0% per annum and was initially set to mature in June 2013. In May 2013, the note payable was extended for one year and was set mature in June 2014. The note payable required monthly interest payments only with the principal balance due at maturity. The note payable could be prepaid from time to time and at any time, in whole or in part. In December 2013, the Company, at its election, repaid the $3.0 million the note payable. The Company was required to pay an exit fee equal to 1.0% of the original loan amount, or $30,000, in connection with the full repayment of the note payable.

In December 2012, the Company entered into an unsecured $4.2 million bridge loan with the Sponsor. The bridge loan bore interest at a fixed rate of 6.0% per annum. The bridge loan, which was set to mature in December 2013, required monthly interest payments only with the principal balance due at maturity. The bridge loan could be prepaid from time to time and at any time, in whole or in part. In May 2013, the Company, at its election, prepaid $1.5 million of the principal balance on the bridge loan. In September 2013, the Company, at its election, repaid the remaining $2.7 million principal balance on the bridge loan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 5 — Mortgage Notes Payable

The Company's mortgage notes payable as of December 31, 2013 and 2012 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2013	2012	2013		2012		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing - Original Loan (1) (2)	—	$—	$16,200	—%		5.58%		Variable		Refinanced June 2013
Liberty Crossing - Refinanced Loan (1)	1	11,000	—	4.66%		—%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
San Pedro Crossing - Mezzanine Loan (1) (3)	—	—	6,540	—%		10.14%		Fixed		Fully paid down in May 2013
Tiffany Springs (1)	1	34,098	—	4.44%		—%		Fixed	(4)	Oct. 2018
Total	3	$63,083	$40,725	4.29%	(5)	5.52%	(5)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements were or are guaranteed by AR Capital, LLC, the entity that wholly owns the Company's Sponsor.

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

(4)	Fixed through an interest rate swap agreement.

(5)	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2013 and 2012.

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

The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable subsequent to December 31, 2013:

(In thousands)	Future Principal Payments
2014	$—
2015	—
2016	—
2017	—
2018	63,083
Thereafter	—
$63,083

The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of December 31, 2013, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company did not have any derivatives as of December 31, 2013.

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

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2012:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Interest rate swaps	$—	$(98)	$—	$(98)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$63,083	$62,824	$40,725	$41,007
Notes payable	3	$—	$—	$7,235	$7,265

The fair value of the mortgage notes payable and notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

As of December 31, 2013, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk. There were no derivative instruments as of December 31, 2012:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$34,098

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2013. There were no derivative instruments as of December 31, 2012:

(In thousands)	Balance Sheet Location	December 31, 2013
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(98)

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2013. The Company had no derivatives during the year ended December 31, 2012:

(In thousands)	Year Ended December 31, 2013
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(225)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(127)
Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2013. There were no derivative instruments as of December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheet:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2013	$(98)	$—	$(98)	$—	$—	$(98)

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
December 31, 2013

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million at December 31, 2013.

Note 8 — Common Stock

As of December 31, 2013 and 2012, the Company had 7.3 million and 0.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $71.3 million and $7.9 million, respectively.

On September 19, 2011, the Company's board of directors authorized, and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period, at a rate of $0.0017534247 per day or $0.64 annually per share of common stock. The distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Note 9 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on its financial position or results of operations.

Note 10 — Related Party Transactions and Arrangements

The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Advisor owned 202 OP Units.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the years ended December 31, 2013, 2012 and 2011 and payable to the Dealer Manager as of December 31, 2013 and 2012. No such selling commissions and dealer manager fees were incurred by the Company during the year ended December 31, 2011:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2013	2012	2011	2013	2012
Total commissions and fees from the Dealer Manager	$5,711	$561	$—	$46	$—

The Advisor and its affiliates receive compensation and expense reimbursements for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the years ended December 31, 2013, 2012 and 2011 and payable to the Advisor and Dealer Manager as of December 31, 2013 and 2012:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2013	2012	2011	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager	$1,361	$1,596	$1,723	$4,609	$3,533

The Company is responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of December 31, 2013, offering and related costs, excluding selling commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $7.5 million.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, at 15.0% of gross common stock proceeds received from the IPO. As of December 31, 2013, cumulative offering costs were $14.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of December 31, 2013.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Prior to October 1, 2013, the Company paid the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services. Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves. However, the asset management fee was reduced by any amounts payable to the Advisor as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof. The asset management fee was reduced to the extent that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period.

Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor and the reduction of the asset management fee to the extent, if any, that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period were eliminated. Instead, the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which are intended to be profit interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 7.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

The Class B Units will be issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.50 (the initial offering price in the IPO minus selling commissions and dealer manager fees).  When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP.  As of December 31, 2013, the Company cannot determine the probability of achieving the performance condition.  The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable.  The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2013, no Class B Units have been issued to the Advisor in connection with this arrangement.

In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. Effective January 28, 2014 the Advisor eliminated the oversight fee.

In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are amortized over approximately 19 months, the estimated remaining term of the IPO, and are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

The following table details amounts incurred and forgiven during the years ended December 31, 2013 and 2012 and amounts contractually due as of December 31, 2013 and 2012 in connection with the operations related services described above. No such fees were incurred or forgiven during the year ended December 31, 2011:

	Year Ended December 31,
	2013		2012		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$802	$—	$820	$—	$—	$820
Financing coordination fees	409	—	407	—	—	407
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	18	—	93	—	—
Property management and leasing fees	—	72	—	13	—	—
Strategic advisory fees	495	—	—	—	—	—
Total related party operation fees and reimbursements	$1,706	$90	$1,227	$106	$—	$1,227
_________________________________

(1)
These fees have been waived. Effective October 1, 2013, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions.  No reimbursements were incurred from the Advisor for providing services during the years ended December 31, 2013, 2012 or 2011.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.7 million and $0.1 million of general and administrative costs and approximately $41,000 and approximately $44,000 of property operating costs during the years ended December 31, 2013 and 2012, respectively. There were no such costs absorbed by the Advisor during the year ended December 31, 2011. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the years ended December 31, 2013, 2012 or 2011.

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 7.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received an annual 7.0% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the years ended December 31, 2013, 2012 or 2011.

The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received an annual 7.0% cumulative, pre-tax non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the years ended December 31, 2013, 2012 or 2011. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP, if any, payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

Note 11 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 12 — Share-Based Compensation

Stock Option Plan

 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2013 and 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the OP payable to the Advisor, shall not exceed (a) 6.0% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2.0% of average invested assets and 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3.0% of the contract sales price of all properties that the Company sells and (d) 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.  The following table reflects restricted share award activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, January 1, 2011	—	$—
Granted	9,000	10.00
Unvested, December 31, 2011	9,000	10.00
Granted	15,000	9.20
Vested	(1,200)	10.00
Forfeitures	(9,000)	9.67
Unvested, December 31, 2012	13,800	9.35
Granted	9,000	9.00
Vested	(3,000)	9.43
Unvested, December 31, 2013	19,800	$9.18

The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was approximately $27,000, $15,000 and $14,000 during the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded to general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2013, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.7 years.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31,
	2013	2012	2011
Shares issued in lieu of cash	—	—	4,056
Value of shares issued in lieu of cash (in thousands)	$—	$—	$37

Note 13 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Net loss	$(4,704)	$(2,202)	$(313)
Basic and diluted weighted-average shares outstanding	3,216,903	358,267	21,000
Basic and diluted net loss per share	$(1.46)	$(6.15)	NM
________________
NM - not meaningful

As of December 31, 2013, 2012 and 2011, the Company had 19,800, 13,800 and 9,000 shares of unvested restricted stock outstanding, respectively. As of December 31, 2013, 2012 and 2011, the Company had 202 OP Units outstanding. Both the unvested restricted stock and the OP Units were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive.

Note 14 – Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013, 2012 and 2011:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2013	June 30, 2013	September 30, 2013		December 31, 2013
Total revenues	$1,397	$1,386	$1,694		$2,684
Net loss	(1,052)	(1,051)	(1,510)	—	(1,091)
Basic and diluted weighted-average shares outstanding	969,506	2,063,622	3,785,878		5,987,213
Basic and diluted net loss per share	$(1.09)	$(0.51)	$(0.40)		$(0.18)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$—	$112	$518	$636
Net loss	(106)	(665)	(431)	(1,000)
Basic and diluted weighted-average shares outstanding	74,924	301,023	369,628	683,789
Basic and diluted net loss per share	$(1.41)	$(2.21)	$(1.17)	$(1.48)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$—	$—	$—	$—
Net loss	(16)	(99)	(89)	(109)
Basic and diluted weighted-average shares outstanding	20,000	20,000	20,000	23,967
Basic and diluted net loss per share	NM	NM	NM	NM
________________________
NM - not meaningful

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:

Sales of Common Stock

 As of February 28, 2014, the Company had 15.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $153.2 million. As of February 28, 2014, the aggregate value of all share issuances was $154.4 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

Total capital raised to date from the IPO and the DRIP is as follows:

Source of Capital (in thousands)	Inception to December 31, 2013	January 1 to February 28, 2014	Total as of February 28, 2014
Shares of common stock	$71,315	$81,872	$153,187

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(In thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances at December 31, 2013	Land	Building and Improvements	Land	Building and Improvements	Gross Amount Carried at December 31, 2013 (1) (2)		Accumulated Depreciation (4) (5)
Liberty Crossing	TX	6/8/2012	$11,000	$2,887	$17,084	$—	$—	$19,717	(3)	$(1,343)
San Pedro Crossing	TX	12/21/2012	17,985	9,548	16,873	—	165	26,586		(1,605)
Tiffany Springs	MO	9/26/2013	34,098	15,757	28,834	—	—	44,591	(6)	(571)
			$63,083	$28,192	$62,791	$—	$165	$90,894		$(3,519)
________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $16.6 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 is $109.2 million.

(3)	Gross amount carried is net of tenant improvement dispositions of $0.3 million due to tenant lease expirations.

(4)	The accumulated depreciation column excludes $2.6 million of accumulated amortization associated with acquired intangible lease assets.

(5)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures.

(6)
The gross amount for the property has been provisionally assigned to land, buildings, fixtures and improvements pending receipt of the final appraisals and/or other information being prepared by a third-party specialist.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Real estate investments, at cost:
Balance at beginning of year	$46,392	$—	$—
Additions - acquisitions and improvements	44,756	46,392	—
Disposals	(254)	—	—
Balance at end of the year	$90,894	$46,392	$—
Accumulated depreciation and amortization:
Balance at beginning of year	$657	$—	$—
Depreciation expense	3,116	657	—
Disposals	(254)	—	—
Balance at end of the year	$3,519	$657	$—