Form 10-Q
period 2014-03-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2014-05-08
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant's common stock on April 30, 2014 was 25,859,343 shares.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$24,640	$28,192
Buildings, fixtures and improvements	66,254	62,702
Acquired intangible lease assets	15,940	16,599
Total real estate investments, at cost	106,834	107,493
Less: accumulated depreciation and amortization	(7,307)	(6,097)
Total real estate investments, net	99,527	101,396
Cash and cash equivalents	131,443	13,295
Restricted cash	688	1,018
Prepaid expenses and other assets	4,692	2,272
Deferred costs, net	1,346	1,397
Land held for sale	564	564
Total assets	$238,260	$119,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$63,083	$63,083
Below-market lease liabilities, net	895	912
Derivatives, at fair value	143	98
Accounts payable and accrued expenses	5,510	8,211
Deferred rent and other liabilities	407	382
Distributions payable	1,019	375
Total liabilities	71,057	73,061
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 21,031,595 and 7,253,833 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	210	72
Additional paid-in capital	179,292	56,384
Accumulated other comprehensive loss	(143)	(98)
Accumulated deficit	(12,156)	(9,477)
Total stockholders' equity	167,203	46,881
Total liabilities and stockholders' equity	$238,260	$119,942

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$2,115	$1,088
Operating expense reimbursements	684	309
Total revenues	2,799	1,397
Operating expenses:
Property operating	941	419
Acquisition and transaction related	20	7
General and administrative	107	88
Depreciation and amortization	1,644	1,145
Total operating expenses	2,712	1,659
Operating income (loss)	87	(262)
Interest expense	(686)	(790)
Net loss	$(599)	$(1,052)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(45)	—
Comprehensive loss	$(644)	$(1,052)

Basic and diluted weighted-average shares outstanding	12,997,881	969,506
Basic and diluted net loss per share	$(0.05)	$(1.09)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	7,253,833	$72	$56,384	$(98)	$(9,477)	$46,881
Issuances of common stock	13,713,877	137	136,255	—	—	136,392
Common stock offering costs, commissions and dealer manager fees	—	—	(13,964)	—	—	(13,964)
Common stock issued through distribution reinvestment plan	63,385	1	602	—	—	603
Share-based compensation	500	—	15	—	—	15
Distributions declared	—	—	—	—	(2,080)	(2,080)
Net loss	—	—	—	—	(599)	(599)
Other comprehensive loss	—	—	—	(45)	—	(45)
Balance, March 31, 2014	21,031,595	$210	$179,292	$(143)	$(12,156)	$167,203

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(599)	$(1,052)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,000	658
Amortization of in-place lease assets	638	487
Amortization of deferred costs	68	112
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	214	72
Share-based compensation	15	7
Changes in assets and liabilities:
Prepaid expenses and other assets	(202)	(31)
Accounts payable and accrued expenses	(868)	287
Deferred rent and other liabilities	25	(19)
Net cash provided by operating activities	291	521
Cash flows from investing activities:
Deposits for real estate acquisitions	(425)	—
Net cash used in investing activities	(425)	—
Cash flows from financing activities:
Payments of deferred financing costs	(3)	(7)
Proceeds from issuances of common stock	134,885	4,694
Payments of offering costs and fees related to stock issuances	(15,078)	(788)
Distributions paid	(833)	(103)
Payments to affiliate, net	(1,019)	(160)
Restricted cash	330	9
Net cash provided by financing activities	118,282	3,645
Net change in cash and cash equivalents	118,148	4,166
Cash and cash equivalents, beginning of period	13,295	278
Cash and cash equivalents, end of period	$131,443	$4,444

Supplemental Disclosures:
Cash paid for interest	$625	$519
Cash paid for taxes	28	—

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$603	$30

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

On March 9, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. On March 4, 2013, the Company's board of directors approved an extension of the termination date of the IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, the Company filed a registration statement on Form S-11, as amended (the "Follow-On Registration Statement"), with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, the Company will continue offering and selling shares in its IPO until the earlier of September 12, 2014 or the date the SEC declares the Follow-On Registration Statement effective. The Company does not expect to register any shares under the Follow-On Registration Statement that would cause the total shares registered by the Company in the IPO and the follow-on offering, in the aggregate, to exceed the $1.7 billion initial aggregate registration amount of the IPO, including shares initially registered in connection with the DRIP.

As of March 31, 2014, the Company had 21.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $208.3 million. As of March 31, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $210.0 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

The Company has acquired and intends to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by the Company or acquired and operated by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of March 31, 2014, the Company owned three properties with an aggregate purchase price of $107.6 million, comprised of 0.5 million square feet which were 92.4% leased on a weighted-average basis.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), and, as a result of which, they are related parties of the Company. Each has received or may receive, as applicable, compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2014. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2014, other than the updates described below.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 3 — Real Estate Investments

There were no assets acquired or liabilities assumed during the three months ended March 31, 2014 or 2013.

The following table reflects the number and related purchase prices of properties acquired during the years ended December 31, 2012 and 2013 and the three months ended March 31, 2014:

Portfolio	Number of Properties	Base Purchase Price (1)
		(In thousands)
Year ended December 31, 2012	2	$54,182
Year ended December 31, 2013	1	53,450
Three months ended March 31, 2014	—	—
Total portfolio as of March 31, 2014	3	$107,632
_____________________

(1)	Contract purchase price, excluding acquisition related costs.

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 to December 31, 2014	$6,612
2015	8,478
2016	8,128
2017	7,815
2018	6,371
Thereafter	6,861
$44,265

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of March 31, 2014 and 2013:

Tenant	March 31, 2014	March 31, 2013
Toys "R" Us - Delaware, Inc.	10.3%	19.8%
The Container Store, Inc.	*	12.0%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.

The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2014 and 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2014 and 2013:

	March 31,
State	2014	2013
Missouri	46.8%	*
Texas	53.2%	100.0%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the period specified.

The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2014 and 2013.

Note 4 — Mortgage Notes Payable

The Company's mortgage notes payable as of March 31, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	March 31, 2014	December 31, 2013			Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing - Refinanced Loan (1) (2)	1	$11,000	$11,000	4.66%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	17,985	3.79%		Fixed		Jan. 2018
Tiffany Springs (1)	1	34,098	34,098	3.92%		Fixed	(3)	Oct. 2018
Total	3	$63,083	$63,083	4.01%	(4)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Company's Sponsor.

(2)	The Company refinanced the Liberty Crossing property in June 2013.

(3)	Fixed as a result of entering into a swap agreement.

(4)	Calculated on a weighted-average basis for all mortgages outstanding as of March 31, 2014.

The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable subsequent to March 31, 2014:

(In thousands)	Future Principal Payments
April 1, 2014 to December 31, 2014	$—
2015	—
2016	—
2017	—
2018	63,083
Thereafter	—
$63,083

The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of March 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 5 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2014
Interest rate swap	$—	$(143)	$—	$(143)
December 31, 2013
Interest rate swap	$—	$(98)	$—	$(98)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014 or the year ended December 31, 2013.

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$63,083	$62,909	$63,083	$62,824

The fair value of mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

Note 6 — Derivatives and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014 and 2013, such derivatives have been used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(143)	$(98)

The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014. The Company had no active derivatives during the three months ended March 31, 2013:

(In thousands)	Three Months Ended March 31, 2014
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(169)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(124)
Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2014	$(143)	$—	$(143)	$—	$—	$(143)
December 31, 2013	$(98)	$—	$(98)	$—	$—	$(98)

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
March 31, 2014
(Unaudited)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of March 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at March 31, 2014.

Note 7 — Common Stock

As of March 31, 2014 and December 31, 2013, the Company had 21.0 million and 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $208.3 million and $71.3 million, respectively.

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

The following table summarizes the repurchases of shares under the Company's Share Repurchase Plan ("SRP") cumulatively through March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Three Months Ended March 31, 2014	—	—	—
Cumulative repurchases as of March 31, 2014	1	8,674	$9.98

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

Note 9 — Related Party Transactions and Arrangements

The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the Advisor owned 202 OP Units.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Fees Paid in Connection with the IPO

The Dealer Manager receives fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three months ended March 31, 2014 and 2013 and payable to the Dealer Manager as of March 31, 2014 and December 31, 2013:

	Three Months Ended March 31,		Payable as of
(In thousands)	2014	2013	March 31, 2014	December 31, 2013
Total commissions and fees from the Dealer Manager	$12,947	$497	$190	$46

The Advisor and its affiliates receive compensation and expense reimbursements for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three months ended March 31, 2014 and 2013 and payable to the Advisor and Dealer Manager as of March 31, 2014 and December 31, 2013:

	Three Months Ended March 31,		Payable as of
(In thousands)	2014	2013	March 31, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$422	$511	$3,196	$4,609

The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $6.5 million.

The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received from the IPO. As of March 31, 2014, cumulative offering costs were $28.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of March 31, 2014.

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties, which is expected to be approximately 0.5% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses (including any finance coordination fee) payable with respect to a particular investment exceed 4.5% of the contract purchase price.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired.

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
March 31, 2014
(Unaudited)

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

The Class B Units will be issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees).  When and if approved by the board of directors, the Class B Units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP.  As of March 31, 2014, the Company cannot determine the probability of achieving the performance condition.  The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable.  The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2014, the Company's board of directors has approved the issuance of 21,400 Class B Units to the Advisor in connection with this arrangement.

In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively.  The Company will also reimburse the affiliate for property level expenses.  If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and, prior to January 28, 2014, would pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event would the Company pay the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. Effective January 28, 2014 the Advisor eliminated the oversight fee.

In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

The following table details amounts incurred and forgiven during the three months ended March 31, 2014 and 2013 and amounts contractually due as of March 31, 2014 and December 31, 2013 in connection with the operations related services described above:

	Three Months Ended March 31,				Payable as of
	2014		2013		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—	$—
Financing coordination fees	—	—	—	—	—	—
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	18	—	—
Property management and leasing fees	—	—	—	14	—	—
Strategic advisory fees	149	—	73	—	—	—
Total related party operation fees and reimbursements	$149	$—	$73	$32	$—	$—
_________________________________

(1)
These fees have been waived. Effective October 1, 2013, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the three months ended March 31, 2014 or 2013.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.3 million and $0.2 million of general and administrative costs during the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2014 or 2013.

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three months ended March 31, 2014 or 2013.

The Company will pay a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three months ended March 31, 2014 or 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

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

Note 11 — Share-Based Compensation

Stock Option Plan

 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2014 and December 31, 2013, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, financing coordination fees, disposition fees and subordinated distributions by the OP payable to the Advisor, shall not exceed (a) 6.0% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2.0% of average invested assets and 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3.0% of the contract sales price of all properties that the Company sells and (d) 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the three months ended March 31, 2014:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2013	19,800	$9.18
Granted	—	—
Vested	(1,200)	10.00
Unvested, March 31, 2014	18,600	$9.13

As of March 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years.

The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was approximately $11,000 and $7,000 during the three months ended March 31, 2014 and 2013, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Other Share-Based Compensation

The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended March 31,
	2014	2013
Shares issued in lieu of cash	500	—
Value of shares issued in lieu of cash (in thousands)	$4	$—

Note 12 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net loss (in thousands)	$(599)	$(1,052)
Basic and diluted weighted-average shares outstanding	12,997,881	969,506
Basic and diluted net loss per share	$(0.05)	$(1.09)

The following common stock equivalents as of March 31, 2014 and 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	March 31,
	2014	2013
Unvested restricted stock	18,600	12,600
OP Units	202	202
Class B Units	21,400	—
Total common stock equivalents	40,202	12,802

Note 13 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:

Sales of Common Stock

 As of April 30, 2014, the Company had 25.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $256.3 million. As of April 30, 2014, the aggregate value of all share issuances was $258.3 million, based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Total capital raised to date from the IPO and the DRIP is as follows:

Source of Capital (In thousands)	Inception to March 31, 2014	April 1, 2014 to April 30, 2014	Total
Common stock	$208,325	$47,972	$256,297

Acquisitions

The following table presents certain information about the properties that the Company acquired from April 1, 2014 to May 7, 2014:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — March 31, 2014	3	$107,632	546,317
Acquisitions	1	40,500	167,155
Total portfolio — May 7, 2014	4	$148,132	713,472
_______________________________
(1) Contract purchase price, excluding acquisition related costs.

Sale of Outparcel of Land

During April 2014, the Company completed the sale of the outparcel of land at Tiffany Springs MarketCenter that was classified as held for sale as of March 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined shall have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.

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

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), and its affiliates may have conflicts of interests in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

•
Lincoln and its affiliates will have to allocate their time between providing services to our Advisor and other real estate programs and other activities in which they are presently involved or may be involved in the future.

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

•
Our initial public offering of common stock (the "IPO") commenced on March 17, 2011 on a "reasonable best efforts" basis. If we raise substantially less than the maximum offering amount in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus be subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own three properties.

Overview

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

On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed a registration statement on Form S-11, as amended (the "Follow-On Registration Statement"), with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we will continue offering and selling shares in our IPO until the earlier of September 12, 2014 or the date the SEC declares the Follow-On Registration Statement effective. We do not expect to register any shares under the Follow-On Registration Statement that would cause the total shares registered by us in the IPO and the follow-on offering, in the aggregate, to exceed the $1.7 billion initial aggregate registration amount of the IPO, including shares initially registered in connection with the DRIP.

As of March 31, 2014, we had 21.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $208.3 million. As of March 31, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $210.0 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).

We have acquired and intend to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of March 31, 2014, we owned three properties with an aggregate purchase price of $107.6 million, comprised of 0.5 million square feet that were 92.4% leased on a weighted-average basis.

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

We have no employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln, pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Dealer Manager serves as the dealer manager of our IPO. References herein to our IPO include any extension of the IPO as well. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common ownership with, American Realty Capital IV, LLC (the "Sponsor"), as a result of which, they are related parties of ours. Each has received and/or may receive, as applicable, compensation, fees and other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.

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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately less than one to eleven years. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Properties

We acquire and operate retail properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of March 31, 2014:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
							(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	85.9%	4.3 years	$21,582
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	100.0%	5.7 years	32,600
Tiffany Springs	Sep. 2013	Power Center	1	238,382	88.8%	4.8 years	53,450
Portfolio, March 31, 2014			3	546,317	92.4%	5.0 years	$107,632
_____________________

(1)	Remaining lease term as of March 31, 2014, calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

Results of Operations

 We purchased our first property and commenced active operations in June 2012. As of March 31, 2014, we owned three properties with an aggregate base purchase price of $107.6 million, comprised of 0.5 million rentable square feet that were 92.4% leased on a weighted-average basis.

Comparison of the Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

As of January 1, 2013, we owned two properties (our "Same Store") with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 95.1% leased on a weighted-average basis. We have acquired one property since January 1, 2013, Tiffany Springs MarketCenter, which was acquired on September 26, 2013 for a base purchase price of $53.5 million, comprised of 0.2 million square feet that were 88.8% leased on a weighted-average basis as of March 31, 2014 (our "Acquisition"). Accordingly, our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflect significant increases in most categories.

Rental Income

Rental income increased $1.0 million to $2.1 million for the three months ended March 31, 2014, compared to $1.1 million for the three months ended March 31, 2013. This increase in rental income was primarily due to our Acquisition, which resulted in an increase in rental income of $0.9 million for the three months ended March 31, 2014. In addition, Same Store rental income increased by $0.1 million, primarily due to increased occupancy at San Pedro Crossing.

Operating Expense Reimbursements

Operating expense reimbursements increased $0.4 million to $0.7 million for the three months ended March 31, 2014, compared to $0.3 million for the three months ended March 31, 2013. This increase in operating expense reimbursements was primarily due to our Acquisition, which resulted in a $0.4 million increase for the three months ended March 31, 2014. Same Store operating expense reimbursements remained consistent at $0.3 million for the three months ended March 31, 2014 and 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.

Property Operating Expense

Property operating expense increased $0.5 million to $0.9 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013. This increase in property operating expenses was primarily due to our Acquisition, which resulted in a $0.4 million increase in property operating expenses for the three months ended March 31, 2014. In addition, Same Store property operating expense increased by $0.1 million, which primarily related to an increase in real estate taxes at San Pedro Crossing. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.

Operating Fees to Affiliates

Until October 1, 2013, our affiliated Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by Lincoln. Our Advisor elected to waive these fees for the three months ended March 31, 2013. For the three months ended March 31, 2013, we would have incurred aggregate asset management and oversight fees of approximately $32,000 had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated, in addition to the oversight fee. Instead, we expect to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the three months ended March 31, 2014, the board of directors approved the issuance of 21,400 Class B Units to the Advisor in connection with this arrangement.

Acquisition and Transaction Related Expense

Acquisition and transaction related costs increased approximately $13,000 to approximately $20,000 for the three months ended March 31, 2014, compared to approximately $7,000 for the three months ended March 31, 2013. The acquisition and transaction related expense for the three months ended March 31, 2014 primarily related to costs incurred by third party specialists for the Tiffany Springs MarketCenter acquisition. The acquisition and transaction related expense of approximately $7,000 for the three months ended March 31, 2013 related to costs incurred by third party specialists for the San Pedro Crossing acquisition.

General and Administrative Expenses

General and administrative expenses remained constant at $0.1 million for the three months ended March 31, 2014 and 2013. There was a $0.1 million increase in professional fees during the three months ended March 31, 2014 compared to the three months ended March 31, 2013; however, this increase was offset by the absorption of general and administrative costs by the Advisor, which increased $0.1 million to $0.3 million during the three months ended March 31, 2014, compared to $0.2 million during the three months ended March 31, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.5 million to $1.6 million for the three months ended March 31, 2014, compared to $1.1 million for the three months ended March 31, 2013. This increase was primarily attributable to our Acquisition, which resulted in an increase in depreciation and amortization expense of $0.7 million for the three months ended March 31, 2014. This increase was partially offset by a $0.2 million decrease in Same Store depreciation and amortization, primarily due to the expiration of in-place lease assets. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense decreased $0.1 million to $0.7 million for the three months ended March 31, 2014, compared to $0.8 million for the three months ended March 31, 2013. Interest expense for the three months ended March 31, 2014 related to our mortgage notes payable of $63.1 million with a weighted-average effective interest rate of 4.01% as of March 31, 2014, which was used to fund a portion of the aggregate base purchase price of our three properties. Additionally, interest expense for the three months ended March 31, 2014 included $0.1 million of amortization of deferred financing costs. Interest expense for the three months ended March 31, 2013 primarily related to our mortgage notes payable of $40.7 million with a weighted-average effective interest rate of 5.52% that was used to fund a portion of the purchase price of two of our properties and interest related to unsecured notes payable of $7.2 million with a weighted-average effective interest rate of 6.92%. Interest expense for the three months ended March 31, 2013 also included $0.1 of amortization of deferred financing costs.

Cash Flows for the Three Months Ended March 31, 2014

During the three months ended March 31, 2014, net cash provided by operating activities was $0.3 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2014 include approximately $20,000 of acquisition and transaction related costs. Cash inflows included net loss adjusted for non-cash items of $1.3 million (net loss of $0.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs and share-based compensation totaling $1.9 million) and an increase in deferred rent and other liabilities of approximately $25,000. These cash inflows were partially offset by cash outflows, including a decrease of $0.9 million in accounts payable and accrued expenses primarily related to the timing of real estate tax payments and an increase of $0.2 million in prepaid expenses and other assets primarily related to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting.

Net cash used in investing activities during the three months ended March 31, 2014 of $0.4 million related to deposits for real estate acquisitions.

Net cash provided by financing activities during the three months ended March 31, 2014 of $118.3 million related to proceeds from the issuance of common stock of $134.9 million and an increase in restricted cash of $0.3 million. These inflows were partially offset by payments related to offering costs of $15.1 million, payments to affiliates, net of $1.0 million, distribution payments of $0.8 million and payments of deferred financing costs of approximately $3,000.

Cash Flows for the Three Months Ended March 31, 2013

During the three months ended March 31, 2013, net cash provided by operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2013 included approximately $7,000 of acquisition and transaction costs. Cash inflows included net loss adjusted for non-cash items of $0.3 million (net loss of $1.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation totaling $1.3 million) as well as an increase of $0.3 million in accounts payable and accrued expenses, primarily related to interest payable related to mortgage and notes payable and accrued property operating expenses. These cash inflows were partially offset by an increase in prepaid expenses and other assets of approximately $31,000, primarily related to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements, as well as an increase in deferred rent and other liabilities of approximately $19,000 due to the timing of the receipt of rental payments.

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

Liquidity and Capital Resources

In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first property and commenced active operations in June 2012. As of March 31, 2014, we owned three properties with an aggregate base purchase price of $107.6 million. As of March 31, 2014, we had 21.0 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $208.3 million.

As of March 31, 2014, we had cash and cash equivalents of $131.4 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from our ongoing IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations, the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, cash flows from our properties will be sufficient to fund operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured and unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.

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

Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Three Months Ended March 31, 2014	—	—	—
Cumulative repurchases as of March 31, 2014	1	8,674	$9.98

Acquisitions

Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented:

Three Months Ended
(In thousands)	March 31, 2014
Net loss (in accordance with GAAP)	$(599)
Depreciation and amortization	1,644
FFO	1,045
Acquisition fees and expenses (1)	20
Amortization of above-market lease assets and accretion of below-market lease liabilities, net (2)	214
Straight-line rent (3)	(23)
MFFO	$1,256
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

During the three months ended March 31, 2014, distributions paid to common stockholders totaled $1.4 million, inclusive of $0.6 million of distributions issued pursuant to the DRIP. During the three months ended March 31, 2014, cash used to pay distributions was generated from cash flows provided by operations, proceeds from the IPO and the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, excluding distributions on unvested restricted stock, for the period indicated:

	Three Months Ended
	March 31, 2014
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$830
Distributions reinvested	603
Total distributions	$1,433

Source of distribution coverage:
Cash flows provided by operations (1)	$291	20.3%
Proceeds from issuances of common stock	539	37.6%
Common stock issued pursuant to the DRIP / offering proceeds	603	42.1%
Proceeds from financings	—	—%
Total source of distribution coverage	$1,433	100.0%

Cash flows provided by operations (GAAP basis)	$291
Net loss (in accordance with GAAP)	$(599)
_____________________

(1)	Cash flows provided by operations for the three months ended March 31, 2014 include acquisition and transaction related expenses of approximately $20,000.

The following table compares cumulative distributions paid, excluding distributions related to unvested restricted shares, to cumulative net loss (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through March 31, 2014:

For the Period from July 29, 2010 (date of inception) to
(In thousands)	March 31, 2014
Distributions paid:
Common stockholders in cash	$2,026
Common stockholders pursuant to DRIP/offering proceeds	1,285
Total distributions paid	$3,311

Reconciliation of net loss:
Revenues	$11,226
Acquisition and transaction-related	(1,985)
Depreciation and amortization	(7,954)
Other operating expenses	(4,695)
Other non-operating expenses	(4,410)
Net loss (in accordance with GAAP) (1)	$(7,818)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

As of March 31, 2014, the payment terms of our loan obligations require interest amounts payable monthly with all remaining unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2014, we were in compliance with the financial covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of March 31, 2014, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) approximated 58.6%. As of March 31, 2014, our net secured debt leverage ratio (secured mortgage notes payable less cash and cash equivalents divided by the base purchase price of acquired real estate investments) is less than 0.0%, based on our $131.4 million of cash and cash equivalents.

Contractual Obligations

The following table reflects contractual debt obligations over the next five years and thereafter as of March 31, 2014:

		April 1, 2014 - December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal Payments Due:
Mortgage notes payable	$63,083	$—	$—	$63,083	$—
	$63,083	$—	$—	$63,083	$—
Interest Payments Due:
Mortgage notes payable	$10,967	$1,907	$5,067	$3,993	$—
	$10,967	$1,907	$5,067	$3,993	$—

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

In addition, the limited partnership agreement of the OP provides for a special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain of our officers and directors.

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

As of March 31, 2014, our debt included fixed-rate secured mortgage financings with a carrying value of $63.1 million and a fair value $62.9 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.8 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our cash flows provided by operations for the three months ended March 31, 2014 were $0.3 million. During the three months ended March 31, 2014, we paid distributions of $1.4 million, of which $0.3 million, or 20.3%, was funded from cash flows from operations, $0.5 million, or 37.6%, was funded from proceeds from the issuances of common stock and $0.6 million, or 42.1%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, it may result in a lower return on stockholders' investment than our stockholders expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, or our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

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

As of March 31, 2014, the following six major tenants had annualized rental income on a straight-line basis, which represented 5.0% or greater of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

Tenant	March 31, 2014
Toys "R" Us - Delaware, Inc.	10.3%
Best Buy Co., Inc.	9.0%
PetSmart, Inc.	8.9%
Sports Authority, Inc.	7.3%
Barnes and Noble Booksellers, Inc.	7.0%
The Container Store, Inc.	6.2%

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

As of March 31, 2014, our property portfolio had concentrations of annualized rental income on a straight-line basis of 5.0% or greater from the following states:

State	March 31, 2014
Missouri	46.8%
Texas	53.2%

Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2014.

On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed the Follow-On Registration Statement with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we will continue offering and selling shares in our IPO until the earlier of September 12, 2014 or the date the SEC declares the Follow-On Registration Statement effective. We do not expect to register any shares under the Follow-On Registration Statement that would cause the total shares registered by us in the IPO and the follow-on offering, in the aggregate, to exceed the $1.7 billion initial aggregate registration amount of the IPO, including shares initially registered in connection with the DRIP. As of March 31, 2014, we had 21.0 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $208.3 million.

The following table reflects the offering costs associated with issuances of common stock:

Three Months Ended
(In thousands)	March 31, 2014
Selling commissions and dealer manager fees	$12,947
Other offering costs	1,017
Total offering costs	$13,964

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

Three Months Ended
(In thousands)	March 31, 2014
Total commissions paid to the Dealer Manager	$12,947
Less:
Commissions to participating brokers	(8,867)
Reallowance to participating broker dealers	(1,159)
Net to the Dealer Manager	$2,921

As of March 31, 2014, cumulative offering costs, excluding selling commissions and dealer manager fees, included $5.3 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are our Advisor's responsibility. As of March 31, 2014, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.5 million. Our Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, at 15.0% of gross common stock proceeds received from the IPO. As of March 31, 2014, cumulative offering costs were $28.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of March 31, 2014.

We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2014, we owned three properties with an aggregate purchase price of $107.6 million.

Share Repurchase Program

Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase.

The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Three Months Ended March 31, 2014	—	—	—
Cumulative repurchases as of March 31, 2014	1	8,674	$9.98

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

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Amy B. Boyle
Amy B. Boyle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 7, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1 (1)
Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of January 14, 2014, by and between the Company and American Realty Capital Retail Advisor, LLC

4.2 (1)	First Amendment to Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of March 7, 2014 and effective as of January 28, 2014
10.19 (1)	Second Amended and Restated Advisory Agreement, dated as of January 14, 2014, by and among the Company, American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisor, LLC
10.20 (1)
First Amendment to Second Amended and Restated Advisory Agreement, entered into as of January 28, 2014, by and among the Company, American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisor, LLC

10.21 *	Agreement of Purchase and Sale dated as of January 28, 2014 by and among Streets of West Chester-Phase II, LLC, RREEF America REIT II Corp. CCC and American Realty Capital IV, LLC
10.22 *	Agreement of Purchase and Sale dated as of April 2, 2014 by and between Prairie Towne LLC and American Realty Capital IV, LLC
10.23 *	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated as of April 4, 2014 by and between FP Southway, LLC and American Realty Capital IV, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_____________________________
*    Filed herewith.

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014.