Form 10-Q
period 2014-06-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2014-08-12
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-55198

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 1, 2014, the registrant had 54,462,389 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	2
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2014 and 2013 and the Six Months Ended June 30, 2014 and 2013 (Unaudited)	3
Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 2014 (Unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	38

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$56,015	$28,192
Buildings, fixtures and improvements	117,866	62,702
Acquired intangible lease assets	27,653	16,599
Total real estate investments, at cost	201,534	107,493
Less: accumulated depreciation and amortization	(10,325)	(6,097)
Total real estate investments, net	191,209	101,396
Cash and cash equivalents	185,351	13,295
Restricted cash	1,227	1,018
Prepaid expenses and other assets	10,174	2,272
Deferred costs, net	3,456	1,397
Land held for sale	—	564
Total assets	$391,417	$119,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$62,787	$63,083
Below-market lease liabilities, net	879	912
Derivatives, at fair value	407	98
Accounts payable and accrued expenses	7,514	8,211
Deferred rent and other liabilities	479	382
Distributions payable	1,869	375
Total liabilities	73,935	73,061
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 38,722,889 and 7,253,833 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	387	72
Additional paid-in capital	337,255	56,384
Accumulated other comprehensive loss	(402)	(98)
Accumulated deficit	(19,758)	(9,477)
Total stockholders' equity	317,482	46,881
Total liabilities and stockholders' equity	$391,417	$119,942

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$3,192	$1,080	$5,307	$2,168
Operating expense reimbursements	1,086	306	1,770	615
Total revenues	4,278	1,386	7,077	2,783
Operating expenses:
Property operating	1,335	394	2,276	813
Acquisition and transaction related	1,768	—	1,788	7
General and administrative	546	82	653	170
Depreciation and amortization	2,797	1,090	4,441	2,235
Total operating expenses	6,446	1,566	9,158	3,225
Operating loss	(2,168)	(180)	(2,081)	(442)
Other (expense) income:
Interest expense	(746)	(741)	(1,432)	(1,531)
Extinguishment of debt	—	(130)	—	(130)
Loss on disposition of land	(19)	—	(19)	—
Other income	20	—	20	—
Total other expense, net	(745)	(871)	(1,431)	(1,661)
Net loss	$(2,913)	$(1,051)	$(3,512)	$(2,103)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(259)	—	(304)	—
Comprehensive loss	$(3,172)	$(1,051)	$(3,816)	$(2,103)

Basic and diluted weighted-average shares outstanding	29,000,403	2,063,622	21,033,404	1,519,586
Basic and diluted net loss per share	$(0.10)	$(0.51)	$(0.17)	$(1.38)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	7,253,833	$72	$56,384	$(98)	$(9,477)	$46,881
Issuances of common stock	31,203,150	312	310,188	—	—	310,500
Common stock offering costs, commissions and dealer manager fees	—	—	(31,778)	—	—	(31,778)
Common stock issued through distribution reinvestment plan	262,728	3	2,493	—	—	2,496
Common stock repurchases	(7,933)	—	(75)	—	—	(75)
Share-based compensation	11,111	—	43	—	—	43
Distributions declared	—	—	—	—	(6,769)	(6,769)
Net loss	—	—	—	—	(3,512)	(3,512)
Other comprehensive loss	—	—	—	(304)	—	(304)
Balance, June 30, 2014	38,722,889	$387	$337,255	$(402)	$(19,758)	$317,482

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,512)	$(2,103)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,810	1,296
Amortization of in-place lease assets	1,614	939
Amortization (including accelerated write-off) of deferred costs	171	376
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	430	143
Loss on disposition of land	19	—
Share-based compensation	43	70
Loss on derivative instrument	5	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,173)	(103)
Accounts payable and accrued expenses	1,257	1,101
Deferred rent and other liabilities	97	(88)
Net cash (used in) provided by operating activities	(3,239)	1,631
Cash flows from investing activities:
Investment in real estate and other assets	(94,700)	—
Deposits for real estate acquisitions	(1,500)	—
Proceeds from disposition of land	247	—
Net cash used in investing activities	(95,953)	—
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	11,000
Payments of mortgage notes payable	—	(22,740)
Payments of notes payable	—	(1,500)
Payments of deferred financing costs	(2,115)	(115)
Proceeds from issuances of common stock	310,500	21,029
Payments of offering costs and fees related to stock issuances	(33,130)	(2,824)
Distributions paid	(2,779)	(269)
Payments to affiliate, net	(1,019)	(961)
Restricted cash	(209)	(132)
Net cash provided by financing activities	271,248	3,488
Net change in cash and cash equivalents	172,056	5,119
Cash and cash equivalents, beginning of period	13,295	278
Cash and cash equivalents, end of period	$185,351	$5,397

Supplemental Disclosures:
Cash paid for interest	$1,279	$1,223
Cash paid for income taxes	36	6

Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$2,496	$118
Mortgage notes payable released in connection with disposition of land	296	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company"), incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which is 95.0% of the per share offering price in the IPO.
On March 9, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. On March 4, 2013, the Company's board of directors approved an extension of the termination date of the IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, the Company filed a registration statement on Form S-11, as amended (File No. 333-194586) (the "Follow-On Registration Statement"), with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, the Company will continue offering and selling shares in its IPO until the earlier of September 12, 2014 or the date the SEC declares the Follow-On Registration Statement effective. The Company does not expect to register any shares under the Follow-On Registration Statement that would cause the total shares registered by the Company in the IPO and the follow-on offering, in the aggregate, to exceed the $1.7 billion initial aggregate registration amount of the IPO, including shares initially registered pursuant to the DRIP.
As of June 30, 2014, the Company had 38.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $384.3 million. As of June 30, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $386.7 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).
The Company has acquired and intends to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by the Company or acquired and operated by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of June 30, 2014, the Company owned six properties with an aggregate purchase price of $201.7 million, comprised of 1.2 million rentable square feet which were 94.6% leased on a weighted-average basis.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common control with, the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), and, as a result of which, they are related parties of the Company. Each has received and/or may receive, as applicable, compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2014. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2014, other than the updates described below.
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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2014. There were no assets acquired or liabilities assumed during the six months ended June 30, 2013:

(Dollar amounts in thousands)	Six Months Ended June 30, 2014
Real estate investments, at cost:
Land	$31,375
Buildings, fixtures and improvements	51,612	(1)
Total tangible assets	82,987
Acquired intangibles:
In-place leases	11,713
Cash paid for acquired real estate investments	$94,700
Number of properties purchased	3
_____________________

(1)
Buildings, fixtures and improvements acquired during the six months ended June 30, 2014 have been provisionally allocated pending receipt and review of final appraisals and other information on such assets prepared by third party specialists.

The following table presents unaudited pro forma information as if the acquisitions during the six months ended June 30, 2014 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $1.8 million from the six months ended June 30, 2014 to the six months ended June 30, 2013:

	Six Months Ended June 30,
(In thousands)	2014	2013
Pro forma revenues	$10,870	$8,087
Pro forma net loss	$(2,078)	$(4,446)
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 to December 31, 2014	$8,073
2015	15,877
2016	14,826
2017	13,998
2018	11,895
Thereafter	21,383
$86,052

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of June 30, 2014 and 2013:

	June 30,
Tenant	2014	2013
AMC	10.7%	*
Toys "R" Us	*	19.8%
The Container Store	*	12.0%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2014 and 2013.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2014 and 2013:

	June 30,
State	2014	2013
Texas	43.0%	100.0%
Missouri	24.9%	*
Ohio	19.0%	*
Illinois	13.1%	*
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2014 and 2013.
Note 4 — Credit Facility
On June 11, 2014, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $250.0 million. As of June 30, 2014, the Company had no outstanding borrowings under the Credit Facility.
BMO Capital Markets acted as joint bookrunner and joint lead arranger for the Credit Facility and its affiliate, BMO Harris Bank N.A., is the administrative agent, letter of credit issuer, swingline lender and a lender thereunder. Regions Capital Markets acted as joint bookrunner and joint lead arranger for the Credit Facility and its affiliate, Regions Capital Markets acted as joint bookrunner, joint lead arranger and syndication agent for the Credit Facility and its affiliate, Regions Bank, is a lender thereunder.
Borrowings under the Credit Facility initially bear interest, at the OP's election, at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.50% to 1.75%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.50% to 2.75%, depending on the Company's consolidated leverage ratio. After the Company acquires a tangible net worth greater than or equal to $500.0 million, borrowings under the Credit Facility will bear interest, at the OP's election, at either (i) the base rate plus an applicable spread ranging from 0.35% to 1.25%, depending on the Company’s consolidated leverage ratio, or (ii) LIBOR plus an applicable spread ranging from 1.35% to 2.25%, depending on the Company’s consolidated leverage ratio.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Credit Facility initially requires the Company to pay an unused fee per annum of 0.35% and 0.25%, if the unused balance of the Credit Facility exceeds, or is equal to or less than, 50.0% of the available facility, respectively. After the Company acquires a tangible net worth greater than or equal to $500.0 million, the Credit Facility requires the Company to pay an unused fee per annum of 0.30% and 0.20%, if the unused balance of the Credit Facility exceeds, or is equal to or less than, 50.0% of the available facility, respectively. The Company incurred approximately $19,000 in unused borrowing fees during the three and six months ended June 30, 2014. No such fees were incurred during the three and six months ended June 30, 2013.
The Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three (3) months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on June 11, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to June 11, 2019. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of the Company's subsidiaries and certain subsidiaries of the OP will guarantee, and the equity of certain subsidiaries of the OP will be pledged as collateral for, the obligations under the Credit Facility.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2014, the Company was in compliance with the financial covenants under the Credit Agreement.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	June 30, 2014	December 31, 2013			Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing - Refinanced Loan (1) (2)	1	$11,000	$11,000	4.66%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	17,985	3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter (1)	1	33,802	34,098	3.92%		Fixed	(3)	Oct. 2018
Total	3	$62,787	$63,083	4.01%	(4)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Company's Sponsor.

(2)	The Company refinanced the Liberty Crossing property in June 2013.

(3)	Fixed as a result of entering into a swap agreement.

(4)	Calculated on a weighted-average basis for all mortgages outstanding as of June 30, 2014.
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
The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable for the five years subsequent to June 30, 2014:

(In thousands)	Future Principal Payments
July 1, 2014 to December 31, 2014	$—
2015	—
2016	—
2017	—
2018	62,787
Thereafter	—
$62,787

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company's mortgage notes payable agreements require the compliance of certain property-level financial covenants including debt service coverage ratios. As of June 30, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2014
Interest rate swap	$—	$(407)	$—	$(407)
December 31, 2013
Interest rate swap	$—	$(98)	$—	$(98)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and accrued expenses and distributions payable approximates their carrying value on the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company's remaining financial instruments that are not reported at fair value on the accompanying consolidated balance sheets are reported in the following table:

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$62,787	$62,773	$63,083	$62,824
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(407)	$(98)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014. The Company had no active derivatives during the three and six months ended June 30, 2013:

(In thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(385)	$(554)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(126)	$(250)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$(5)	$(5)
_________________________________
* The Company reclassified to interest expense, approximately $5,000 of other comprehensive loss into earnings that represented the ineffective portion of the change in fair value of the derivative.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2014	$(407)	$—	$(407)	$—	$—	$(407)
December 31, 2013	$(98)	$—	$(98)	$—	$—	$(98)
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
As of June 30, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.5 million. As of June 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.5 million at June 30, 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 8 — Common Stock
As of June 30, 2014 and December 31, 2013, the Company had 38.7 million and 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $384.3 million and $71.3 million, respectively.
On September 19, 2011, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period at a rate equal to $0.0017534247 per day or $0.64 annually per share of common stock. Distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
The following table summarizes the repurchases of shares under the Company's Share Repurchase Plan ("SRP") cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Six Months Ended June 30, 2014	2	7,933	9.52
Cumulative repurchases as of June 30, 2014 (1)	3	16,607	$9.76
_____________________

(1)
Includes two unfulfilled repurchase requests consisting of 7,933 shares with a weighted-average repurchase price per share of $9.52, which were approved for repurchase as of June 30, 2014 and were completed during the third quarter of 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of June 30, 2014.

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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the Advisor owned 202 OP Units.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager is paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager is paid a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three and six months ended June 30, 2014 and 2013 and payable to the Dealer Manager as of June 30, 2014 and December 31, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Total commissions and fees from the Dealer Manager	$16,685	$1,657	$29,632	$2,154	$596	$46
The Advisor and its affiliates are paid compensation and receive expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs relating to the IPO incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three and six months ended June 30, 2014 and 2013 and payable to the Advisor and Dealer Manager as of June 30, 2014 and December 31, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$590	$401	$1,012	$912	$2,566	$4,609
The Company is responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of June 30, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 1.5% of gross proceeds received from the IPO by $5.0 million.
The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received from the IPO. As of June 30, 2014, cumulative offering costs were $46.7 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of June 30, 2014.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee of 1.0% equal to the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fees) payable with respect to our portfolio of investments or reinvestments exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
June 30, 2014
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
Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor and the reduction of the asset management fee to the extent, if any, that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period were eliminated. Instead, the Company causes the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which are intended to be profit interests and which will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 7.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.
The Class B Units are issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of June 30, 2014, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2014, the Company's board of directors has approved the issuance of 45,178 Class B Units to the Advisor in connection with this arrangement.
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively. The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and, prior to January 28, 2014, would pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event would the Company pay the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. Effective January 28, 2014, the Advisor eliminated the oversight fee.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are amortized over approximately 19 months, the estimated remaining term of the IPO, and are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table details amounts incurred and forgiven during the three and six months ended June 30, 2014 and 2013 and amounts contractually due as of June 30, 2014 and December 31, 2013 in connection with the operations related services described above:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2014		2013		2014		2013		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,420	$—	$—	$—	$1,420	$—	$—	$—	$—	$—
Financing coordination fees	1,000	—	—	—	1,000	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	—	—	—	—	18	—	—
Property management and leasing fees	—	—	—	14	—	—	—	28	—	—
Transfer agent and other professional fees	46	—	—	—	46	—	—	—	—	—
Strategic advisory fees	148	—	221	—	297	—	294	—	—	—
Distributions on Class B Units	6	—	—	—	7	—	—	—	—	—
Total related party operation fees and reimbursements	$2,620	$—	$221	$14	$2,770	$—	$294	$46	$—	$—
_________________________________

(1)
These fees have been waived. Effective October 1, 2013, the Company causes the OP to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. No reimbursements were incurred from the Advisor for providing services during the three and six months ended June 30, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs were absorbed by the Advisor during the three months ended June 30, 2014. The Advisor absorbed $0.3 million, $0.3 million and $0.5 million of general and administrative costs during the six months ended June 30, 2014 and the three and six months ended June 30, 2013, respectively. No property operating costs were absorbed by the Advisor during the three and six months ended June 30, 2014. The Advisor absorbed absorbed approximately $41,000 of property operating costs during the three and six months ended June 30, 2013. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the three and six months ended June 30, 2014, the Company incurred approximately $6,000 of brokerage commissions in connection with an outparcel land sale completed during April 2014. No such fees were incurred during the three and six months ended June 30, 2013.
If the Company is not simultaneously listed on an exchange, the Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and six months ended June 30, 2014 or 2013.
The Company will pay the Advisor a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and six months ended June 30, 2014 or 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP, if any, payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2014 and December 31, 2013, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the six months ended June 30, 2014:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2013	19,800	$9.18
Granted	9,000	9.00
Vested	(4,200)	9.29
Unvested, June 30, 2014	24,600	$9.10
As of June 30, 2014, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.9 years.
The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was approximately $13,000 and $8,000 during the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to restricted stock was approximately $24,000 and $15,000 during the six months ended June 30, 2014 and 2013, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares issued in lieu of cash	1,611	—	2,111	—
Value of shares issued in lieu of cash (in thousands)	$15	$—	$19	$—

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(2,913)	$(1,051)	$(3,512)	$(2,103)
Basic and diluted weighted-average shares outstanding	29,000,403	2,063,622	21,033,404	1,519,586
Basic and diluted net loss per share	$(0.10)	$(0.51)	$(0.17)	$(1.38)
The following common stock equivalents as of June 30, 2014 and 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	June 30,
	2014	2013
Unvested restricted stock	24,600	20,400
OP Units	202	202
Class B Units	45,178	—
Total common stock equivalents	69,980	20,602
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Sales of Common Stock
 As of August 1, 2014, the Company had 54.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $540.9 million. As of August 1, 2014, the aggregate value of all share issuances was $544.0 million, based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).
Total capital raised to date from the IPO and the DRIP is as follows:

Source of Capital (In thousands)	Inception to June 30, 2014	July 1, 2014 to August 1, 2014	Total
Common stock	$384,294	$156,643	$540,937
Acquisition
The following table presents certain information about the property the Company acquired from July 1, 2014 to August 8, 2014:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — June 30, 2014	6	$201,738	1,184,558
Acquisition	1	14,600	139,460
Total portfolio — August 8, 2014	7	$216,338	1,324,018
_______________________________
(1) Contract purchase price, excluding acquisition related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions.

•
Our initial public offering of common stock (the "IPO") commenced on March 17, 2011 on a "reasonable best efforts" basis. If we raise substantially less than the maximum offering amount in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•
We have not generated, and in the future may not generate, cash flows sufficient to cover our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus be subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own six properties.
Overview
We were incorporated on July 29, 2010 as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which is 95.0% of the per share offering price in the IPO.
On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed a registration statement on Form S-11, as amended (File No. 333-194586) (the "Follow-On Registration Statement"), with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we will continue offering and selling shares in our IPO until the earlier of September 12, 2014 or the date the SEC declares the Follow-On Registration Statement effective. We do not expect to register any shares under the Follow-On Registration Statement that would cause the total shares registered by us in the IPO and the follow-on offering, in the aggregate, to exceed the $1.7 billion initial aggregate registration amount of the IPO, including shares initially registered in connection with the DRIP.
As of June 30, 2014, we had 38.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $384.3 million. As of June 30, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $386.7 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).
We have acquired and intend to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of June 30, 2014, we owned six properties with an aggregate purchase price of $201.7 million, comprised of 1.2 million rentable square feet that were 94.6% leased on a weighted-average basis.
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

We have no employees. Our Advisor has been retained to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln, pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Dealer Manager serves as the dealer manager of our IPO. The Advisor is a wholly owned subsidiary of, and the Dealer Manager is under common control with, American Realty Capital IV, LLC (the "Sponsor"), as a result of which, they are related parties of ours. Each has received and/or may receive, as applicable, compensation, fees and other expense reimbursements for services related to our IPO and for the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO.
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which is approximately less than one to 17 years. The value of customer relationship intangibles, as applicable, is amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
Properties
We acquire and operate retail properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of June 30, 2014:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
							(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	85.9%	4.1 years	$21,582
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	100.0%	5.6 years	32,600
Tiffany Springs MarketCenter	Sep. 2013	Power Center	1	238,382	88.8%	4.5 years	52,856	(3)
The Streets of West Chester	Apr. 2014	Lifestyle Center	1	167,155	94.5%	4.2 years	40,500
Prairie Towne Center	Jun. 2014	Power Center	1	289,277	95.3%	9.6 years	25,300
Southway Shopping Center	Jun. 2014	Power Center	1	181,809	100.0%	3.7 years	28,900
Portfolio, June 30, 2014			6	1,184,558	94.6%	5.2 years	$201,738
_____________________

(1)	Remaining lease term as of June 30, 2014, calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	Excludes $0.6 million related to an outparcel land sale completed during April 2014.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of June 30, 2014, we owned six properties with an aggregate base purchase price of $201.7 million, comprised of 1.2 million rentable square feet that were 94.6% leased on a weighted-average basis.
Comparison of the Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
As of April 1, 2013, we owned two properties (our "Same Store") with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 95.1% leased on a weighted-average basis. We have acquired four properties since April 1, 2013 for an aggregate base purchase price of $147.5 million, comprised of 0.9 million rentable square feet that were 94.4% leased on a weighted-average basis as of June 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflect significant increases in most categories.
During the three months ended June 30, 2014, we entered into three new leases comprising a total of 11,117 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.2 million, representing average rent per rentable square foot of $17.60. In addition, we executed renewals on two leases comprising a total of 22,282 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.2 million, representing average rent per rentable square foot of $8.39. Prior to the renewals, the average annualized rental income on a straight-line basis was $7.65 per rentable square foot. The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $8.44 per rentable square foot.

Rental Income
Rental income increased $2.1 million to $3.2 million for the three months ended June 30, 2014, compared to $1.1 million for the three months ended June 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $2.0 million for the three months ended June 30, 2014. In addition, Same Store rental income increased by $0.1 million, primarily due to increased occupancy at San Pedro Crossing.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $0.8 million to $1.1 million for the three months ended June 30, 2014, compared to $0.3 million for the three months ended June 30, 2013. This increase in operating expense reimbursements was primarily due to our Acquisitions, which resulted in a $0.8 million increase for the three months ended June 30, 2014. Same Store operating expense reimbursements remained consistent at $0.3 million for the three months ended June 30, 2014 and 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Property Operating Expenses
Property operating expenses increased $0.9 million to $1.3 million for the three months ended June 30, 2014, compared to $0.4 million for the three months ended June 30, 2013. This increase in property operating expenses was primarily due to our Acquisitions, which resulted in a $0.8 million increase for the three months ended June 30, 2014. In addition, Same Store property operating expenses increased by $0.1 million, which primarily related to an increase in real estate taxes at San Pedro Crossing. In addition, Same Store operating expenses include the absorption of approximately $41,000 of property operating costs by the Advisor for the three months ended June 30, 2013. No property operating costs were absorbed by the Advisor during the three months ended June 30, 2014. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, repairs and maintenance.
Operating Fees to Affiliates
Until October 1, 2013, our affiliated Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by Lincoln. Our Advisor elected to waive these fees for the three months ended June 30, 2013. For the three months ended June 30, 2013, we would have incurred aggregate asset management and oversight fees of approximately $14,000 had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated, in addition to the oversight fee. Instead, we cause the OP to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the three months ended June 30, 2014, the board of directors approved the issuance of 23,778 Class B Units to the Advisor in connection with this arrangement.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $1.8 million for the three months ended June 30, 2014. These expenses related to our acquisition of three properties with a base purchase price of $94.7 million during the three months ended June 30, 2014. We did not acquire any properties and therefore did not incur acquisition and transaction related expenses for the three months ended June 30, 2013.
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $0.5 million for the three months ended June 30, 2014, compared to $0.1 million for the three months ended June 30, 2013. This increase in general and administrative expenses primarily resulted from the absorption of $0.3 million general and administrative costs by the Advisor during the three months ended June 30, 2013. No general and administrative costs were absorbed by the Advisor during the three months ended June 30, 2014. The remaining increase related primarily to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $1.7 million to $2.8 million for the three months ended June 30, 2014, compared to $1.1 million for the three months ended June 30, 2013. This increase was primarily attributable to our Acquisitions, which resulted in an increase in depreciation and amortization expenses of $2.0 million for the three months ended June 30, 2014. This increase was partially offset by a $0.3 million decrease in Same Store depreciation and amortization, primarily due to the expiration of in-place lease assets. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.

Interest Expense
Interest expense remained constant at $0.7 million for the three months ended June 30, 2014 and 2013. Interest expense for the three months ended June 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $62.9 million and a weighted-average effective interest rate of 4.01%, as well as unused fees on our Credit Facility and amortization of deferred financing costs. Interest expense for the three months ended June 30, 2013 resulted from our mortgage notes payable with a weighted-average balance of $37.8 million and a weighted-average interest rate of 5.25%, our unsecured notes payable with a weighted-average balance of $6.5 million and a weighted-average effective interest rate of 7.02% and amortization of deferred financing costs.
Extinguishment of Debt
We incurred $0.1 million for our extinguishment of debt during the three months ended June 30, 2013 in connection with our refinancing of the Liberty Crossing property during June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees during the three months ended June 30, 2013. We did not extinguish any debt during the three months ended June 30, 2014.
Comparison of the Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
As of January 1, 2013, we owned two properties (our "Same Store") with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 96.5% leased on a weighted-average basis. We have acquired four properties since January 1, 2013 for an aggregate base purchase price of $147.5 million, comprised of 0.9 million rentable square feet that were 94.4% leased on a weighted-average basis as of June 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflect significant increases in most categories.
During the six months ended June 30, 2014, we entered into three new leases comprising a total of 11,117 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.2 million, representing average rent per rentable square foot of $17.60. In addition, we executed renewals on two leases comprising a total of 22,282 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.2 million, representing average rent per rentable square foot of $8.39. Prior to the renewals, the average annualized rental income on a straight-line basis was $7.65 per rentable square foot. The cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $8.44 per rentable square foot.
Rental Income
Rental income increased $3.1 million to $5.3 million for the six months ended June 30, 2014, compared to $2.2 million for the six months ended June 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $2.9 million for the six months ended June 30, 2014. In addition, Same Store rental income increased by $0.2 million, primarily due to increased occupancy at San Pedro Crossing.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $1.2 million to $1.8 million for the six months ended June 30, 2014, compared to $0.6 million for the six months ended June 30, 2013. This increase in operating expense reimbursements was primarily due to our Acquisitions, which resulted in a $1.2 million increase for the six months ended June 30, 2014. Same Store operating expense reimbursements remained consistent at $0.6 million for the six months ended June 30, 2014 and 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Property Operating Expenses
Property operating expenses increased $1.5 million to $2.3 million for the six months ended June 30, 2014, compared to $0.8 million for the six months ended June 30, 2013. This increase in property operating expenses was primarily due to our Acquisitions, which resulted in a $1.3 million increase for the six months ended June 30, 2014. In addition, Same Store property operating expenses increased by $0.2 million, which primarily related to an increase in real estate taxes at San Pedro Crossing. In addition, Same Store operating expenses include the absorption of approximately $41,000 of property operating costs by the Advisor for the six months ended June 30, 2013. No property operating costs were absorbed by the Advisor during the six months ended June 30, 2014. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.

Operating Fees to Affiliates
Until October 1, 2013, our affiliated Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by Lincoln. Our Advisor elected to waive these fees for the six months ended June 30, 2013. For the six months ended June 30, 2013, we would have incurred aggregate asset management and oversight fees of approximately $46,000 had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated, in addition to the oversight fee. Instead, we cause the OP to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the six months ended June 30, 2014, the board of directors approved the issuance of 45,178 Class B Units to the Advisor in connection with this arrangement.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $1.8 million to $1.8 million for the six months ended June 30, 2014, compared to approximately $7,000 for the six months ended June 30, 2013. This increase was primarily due to our acquisition of three properties with a base purchase price of $94.7 million during the six months ended June 30, 2014. The acquisition and transaction related expenses of approximately $7,000 for the six months ended June 30, 2013 related to the cost segregation analysis prepared by a third party specialist for the San Pedro Crossing property.
General and Administrative Expenses
General and administrative expenses increased $0.5 million to $0.7 million for the six months ended June 30, 2014, compared to $0.2 million for the six months ended June 30, 2013. There was a $0.2 million increase in professional fees related primarily to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. Additionally, the increase resulted from the decrease of general and administrative costs absorbed by the Advisor, which decreased $0.2 million to $0.3 million during the six months ended June 30, 2014, compared to $0.5 million during the six months ended June 30, 2013.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $2.2 million to $4.4 million for the six months ended June 30, 2014, compared to $2.2 million for the six months ended June 30, 2013. This increase was primarily attributable to our Acquisitions, which resulted in an increase in depreciation and amortization expenses of $2.7 million for the six months ended June 30, 2014. This increase was partially offset by a $0.5 million decrease in Same Store depreciation and amortization, primarily due to the expiration of in-place lease assets. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense decreased $0.1 million to $1.4 million for the six months ended June 30, 2014, compared to $1.5 million for the six months ended June 30, 2013. Interest expense for the six months ended June 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $63.0 million and a weighted-average effective interest rate of 4.01%, as well as unused fees on our Credit Facility and amortization of deferred financing costs. Interest expense for the six months ended June 30, 2013 resulted from our mortgage notes payable with a weighted-average balance of $39.0 million and a weighted-average interest rate of 5.37%, our unsecured notes payable with a weighted-average balance of $6.8 million and a weighted-average effective interest rate of 6.97% and amortization of deferred financing costs.
Extinguishment of Debt
We incurred $0.1 million for our extinguishment of debt during the six months ended June 30, 2013 in connection with our refinancing of the Liberty Crossing property during June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees during the six months ended June 30, 2013. We did not extinguish any debt during the six months ended June 30, 2014.

Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash used in operating activities was $3.2 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2014 include $1.8 million of acquisition and transaction related costs. Cash outflows primarily related to an increase in prepaid expenses and other assets of $6.2 million, resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. Cash outflows were partially offset by cash inflows, including a net loss adjusted for non-cash items of $1.6 million (net loss of $3.5 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, loss on disposition of land, share-based compensation and loss on derivative instrument totaling $5.1 million), a decrease of $1.3 million in accounts payable and accrued expenses and an increase of $0.1 million in deferred rent and other liabilities due to the timing of the receipt of rental payments and payment of our expenses.
Net cash used in investing activities during the six months ended June 30, 2014 of $96.0 million included $94.7 million related to our acquisition of three properties and $1.5 million related to deposits for future real estate acquisitions, partially offset by $0.2 million of proceeds from the disposition of an outparcel of land.
Net cash provided by financing activities during the six months ended June 30, 2014 of $271.2 million related to proceeds from the issuance of common stock of $310.5 million. These inflows were partially offset by payments related to offering costs of $33.1 million, cash distributions of $2.8 million, payments of deferred financing costs of $2.1 million, payments to affiliates, net of $1.0 million and an increase in restricted cash of $0.2 million.
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
Net cash provided by financing activities during the six months ended June 30, 2013 of $3.5 million related to proceeds from the issuance of common stock of $21.0 million and proceeds from mortgage notes payable of $11.0 million. These inflows were partially offset by payments of mortgage notes payable of $22.7 million, payments related to offering costs of $2.8 million, payments of notes payable of $1.5 million, payments to affiliates, net of $1.0 million, cash distributions of $0.3 million, an increase in restricted cash of $0.1 million and payments of deferred financing costs of $0.1 million.
Liquidity and Capital Resources
In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We purchased our first property and commenced active operations in June 2012. As of June 30, 2014, we owned six properties with an aggregate base purchase price of $201.7 million. As of June 30, 2014, we had 38.7 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $384.3 million.
As of June 30, 2014, we had cash and cash equivalents of $185.4 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions are met through net proceeds received from our ongoing IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.

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
On June 11, 2014, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $250.0 million. As of June 30, 2014, we had no outstanding borrowings under the Credit Facility.
The Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three (3) months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on June 11, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to June 11, 2019. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. We, certain of our subsidiaries and certain subsidiaries of the OP will guarantee, and the equity of certain subsidiaries of the OP will be pledged as collateral for, the obligations under the Credit Facility.
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Six Months Ended June 30, 2014	2	7,933	9.52
Cumulative repurchases as of June 30, 2014 (1)	3	16,607	$9.76
_____________________

(1)
Includes two unfulfilled repurchase requests consisting of 7,933 shares with a weighted-average repurchase price per share of $9.52, which were approved for repurchase as of June 30, 2014 and were completed during the third quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2014.

Acquisitions
Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. As of August 8, 2014, we owned seven properties with an aggregate purchase price of $216.3 million. We currently have $209.3 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions.

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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Thus, we will not continuously purchase assets. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to acquire and operate properties. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2014	June 30, 2014	June 30, 2014
Net loss (in accordance with GAAP)	$(599)	$(2,913)	$(3,512)
Loss on disposition of land	—	19	19
Depreciation and amortization	1,644	2,797	4,441
FFO	1,045	(97)	948
Acquisition fees and expenses (1)	20	1,768	1,788
Amortization of above-market lease assets and accretion of below-market lease liabilities, net (2)	214	216	430
Mark-to-market adjustments (3)	—	5	5
Straight-line rent (4)	(23)	(36)	(59)
MFFO	$1,256	$1,856	$3,112
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

(3)
Management believes that adjusting for mark-to-market adjustments is appropriate because they may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then-current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly or annual basis in accordance with GAAP.

(4)
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

Distributions
On September 19, 2011, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period, at a rate equal to $0.0017534247 per day or $0.64 annually per share of common stock. Distributions began to accrue on June 8, 2012, the date of our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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

During the six months ended June 30, 2014, distributions paid to common stockholders totaled $5.3 million, inclusive of $2.5 million of distributions reinvested pursuant to the DRIP. During the six months ended June 30, 2014, cash used to pay distributions was generated from proceeds from the IPO and the DRIP.
The following table shows the sources for the payment of distributions to common stockholders, excluding distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended				Six Months Ended
	March 31, 2014		June 30, 2014		June 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$830		$1,942		$2,772
Distributions reinvested	603		1,893		2,496
Total distributions	$1,433		$3,835		$5,268

Source of distribution coverage:
Cash flows provided by (used in) operations (1)	$291	20.3%	$(291)	(7.6)%	$—	—%
Proceeds from issuances of common stock	539	37.6%	2,233	58.2%	2,772	52.6%
Common stock issued pursuant to the DRIP / offering proceeds	603	42.1%	1,893	49.4%	2,496	47.4%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$1,433	100.0%	$3,835	100.0%	$5,268	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$291		$(3,530)		$(3,239)
Net loss (in accordance with GAAP)	$(599)		$(2,913)		$(3,512)
_____________________

(1)
Cash flows provided by (used in) operations for the three months ended March 31, 2014 and the three and six months ended June 30, 2014 include acquisition and transaction related expenses of approximately $20,000, $1.8 million, and $1.8 million, respectively.

The following table compares cumulative distributions paid, excluding distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows used in operations (in accordance with GAAP) for the period from July 29, 2010 (date of inception) through June 30, 2014:

(In thousands)	Period from July 29, 2010 (date of inception) to June 30, 2014
Distributions paid:
Common stockholders in cash	$3,968
Common stockholders pursuant to DRIP / offering proceeds	3,178
Total distributions paid	$7,146

Reconciliation of net loss:
Revenues	$15,504
Acquisition and transaction related	(3,753)
Depreciation and amortization	(10,751)
Other operating expenses	(6,576)
Other non-operating expenses	(5,155)
Net loss (in accordance with GAAP) (1)	$(10,731)

Cash flows used in operations	$(4,098)
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
As of June 30, 2014, the payment terms of our loan obligations require interest payments monthly with all remaining unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2014, we were in compliance with the financial covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of June 30, 2014, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) approximated 31.1%. As of June 30, 2014, our net secured debt leverage ratio (secured mortgage notes payable less cash and cash equivalents divided by the base purchase price of acquired real estate investments) is less than 0.0%, based on our $185.4 million of cash and cash equivalents.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility over the next five years and thereafter as of June 30, 2014:

		July 1, 2014 - December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal on mortgage notes payable	$62,787	$—	$—	$62,787	$—
Interest on mortgage notes payable	10,512	1,272	5,053	4,187	—
Interest on Credit Facility	820	128	507	185	—
	$74,119	$1,400	$5,560	$67,159	$—
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Inflation
Some of our leases with our tenants contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the term of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. However, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2014, our debt consisted of fixed-rate secured mortgage financings with a carrying value and fair value of $62.8 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.1 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as set forth below:
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect stockholders' overall return.
Our cash flows used in operations for the six months ended June 30, 2014 were $3.2 million. During the six months ended June 30, 2014, we paid distributions of $5.3 million, of which $2.8 million, or 52.6%, was funded from proceeds from the issuances of common stock in our IPO and $2.5 million, or 47.4%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and reduces our per share stockholder equity.
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
We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of June 30, 2014, the following five major tenants had annualized rental income on a straight-line basis, which represented 5.0% or greater of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

Tenant	June 30, 2014
AMC	10.7%
Best Buy	7.7%
Lowe's	7.3%
Barnes & Noble	5.5%
Toys "R" Us	5.5%
Therefore, the financial failure of any of these tenants could have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in either the tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of June 30, 2014,the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	June 30, 2014
Texas	43.0%
Missouri	24.9%
Ohio	19.0%
Illinois	13.1%
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
Our stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the estimated value, at such time as the Company establishes the estimated value, of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the estimated value of the shares at the time of repurchase, which may reduce the value of the remaining shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2014.
Use of Proceeds from Sales of Registered Securities
On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed the Follow-On Registration Statement with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we will continue offering and selling shares in our IPO until the earlier of September 12, 2014 or the date the SEC declares the Follow-On Registration Statement effective. We do not expect to register any shares under the Follow-On Registration Statement that would cause the total shares registered by us in the IPO and the follow-on offering, in the aggregate, to exceed the $1.7 billion initial aggregate registration amount of the IPO, including shares initially registered in connection with the DRIP. As of June 30, 2014, we had 38.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $384.3 million.

The following table reflects the offering costs associated with issuances of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to June 30, 2014
Selling commissions and dealer manager fees	$35,904
Other offering costs	10,761
Total offering costs	$46,665
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to June 30, 2014
Total commissions paid to the Dealer Manager	$35,904
Less:
Commissions to participating brokers	(24,453)
Reallowance to participating broker dealers	(3,811)
Net to the Dealer Manager	$7,640
As of June 30, 2014, cumulative offering costs, excluding selling commissions and dealer manager fees, included $6.0 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are our Advisor's responsibility. As of June 30, 2014, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.0 million. Our Advisor elected to cap cumulative offering costs incurred by us, net of unpaid amounts, at 15.0% of gross common stock proceeds received from the IPO. As of June 30, 2014, cumulative offering costs were $46.7 million. Cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold as of June 30, 2014.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2014, we owned six properties with an aggregate purchase price of $201.7 million.
Issuer Purchases of Equity Securities
Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase.
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Six Months Ended June 30, 2014	2	7,933	9.52
Cumulative repurchases as of June 30, 2014 (1)	3	16,607	$9.76
_____________________

(1)
Includes two unfulfilled repurchase requests consisting of 7,933 shares with a weighted-average repurchase price per share of $9.52, which were approved for repurchase as of June 30, 2014 and were completed during the third quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2014.

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

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Nicholas A. Radesca
Nicholas A. Radesca
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 11, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.24 *
Credit Agreement dated as of June 11, 2014 by and among American Realty Capital Retail Operating Partnership, L.P., the guarantors party thereto, the lenders party thereto, Regions Bank and BMO Harris Bank N.A.

10.25 *	Contract of Sale dated as of June 11, 2014 by and between DRA-RCG North Charleston SPE LLC and American Realty Capital IV, LLC
10.26 *	Purchase and Sale Agreement dated as of July 14, 2014 by and between American Realty Capital IV, LLC and Northlake Commons, L.L.C.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_____________________________
*    Filed herewith.