Form 10-Q
period 2014-09-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2014-11-14
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-55198

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3279039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 10, 2014, the registrant had 93,476,246 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	4
Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2014 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosure About Market Risk.	40

Item 4. Controls and Procedures.	41

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	42

Item 1A. Risk Factors.	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3. Defaults Upon Senior Securities.	45

Item 4. Mine Safety Disclosures.	45

Item 5. Other Information.	45

Item 6. Exhibits.	45

Signatures	46

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$107,122	$28,192
Buildings, fixtures and improvements	237,623	62,702
Acquired intangible lease assets	47,409	16,599
Total real estate investments, at cost	392,154	107,493
Less: accumulated depreciation and amortization	(14,839)	(6,097)
Total real estate investments, net	377,315	101,396
Cash and cash equivalents	434,057	13,295
Restricted cash	3,854	1,018
Prepaid expenses and other assets	12,915	2,272
Deferred costs, net	4,629	1,397
Land held for sale	1,473	564
Total assets	$834,243	$119,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$87,019	$63,083
Mortgage premium, net	301	—
Below-market lease liabilities, net	2,114	912
Derivatives, at fair value	150	98
Accounts payable and accrued expenses	8,298	8,211
Deferred rent and other liabilities	1,061	382
Distributions payable	4,170	375
Total liabilities	103,113	73,061
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 86,433,745 and 7,253,833 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	864	72
Additional paid-in capital	765,010	56,384
Accumulated other comprehensive loss	(147)	(98)
Accumulated deficit	(34,597)	(9,477)
Total stockholders' equity	731,130	46,881
Total liabilities and stockholders' equity	$834,243	$119,942

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$5,120	$1,276	$10,427	$3,444
Operating expense reimbursements	1,635	418	3,405	1,033
Total revenues	6,755	1,694	13,832	4,477
Operating expenses:
Property operating	2,216	576	4,492	1,389
Acquisition and transaction related	3,483	938	5,271	945
General and administrative	527	177	1,180	347
Depreciation and amortization	4,251	1,067	8,692	3,302
Total operating expenses	10,477	2,758	19,635	5,983
Operating loss	(3,722)	(1,064)	(5,803)	(1,506)
Other (expense) income:
Interest expense	(1,052)	(446)	(2,484)	(1,977)
Extinguishment of debt	—	—	—	(130)
Loss on disposition of land	—	—	(19)	—
Other income	1	—	21	—
Total other expense, net	(1,051)	(446)	(2,482)	(2,107)
Net loss	$(4,773)	$(1,510)	$(8,285)	$(3,613)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	255	(337)	(49)	(337)
Comprehensive loss	$(4,518)	$(1,847)	$(8,334)	$(3,950)

Basic and diluted weighted-average shares outstanding	61,255,619	3,785,878	34,588,143	2,283,318
Basic and diluted net loss per share	$(0.08)	$(0.40)	$(0.24)	$(1.58)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	7,253,833	$72	$56,384	$(98)	$(9,477)	$46,881
Issuances of common stock	78,491,721	785	780,486	—	—	781,271
Common stock offering costs, commissions and dealer manager fees	—	—	(78,354)	—	—	(78,354)
Common stock issued through distribution reinvestment plan	707,030	7	6,709	—	—	6,716
Common stock repurchases	(31,794)	—	(308)	—	—	(308)
Share-based compensation	15,055	—	93	—	—	93
Distributions declared	—	—	—	—	(16,835)	(16,835)
Net loss	—	—	—	—	(8,285)	(8,285)
Other comprehensive loss	—	—	—	(49)	—	(49)
Balance, September 30, 2014	86,435,845	$864	$765,010	$(147)	$(34,597)	$731,130

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,285)	$(3,613)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	5,467	1,925
Amortization of in-place lease assets	3,197	1,375
Amortization (including accelerated write-off) of deferred costs	408	404
Amortization of mortgage premium	(3)	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	686	213
Loss on disposition of land	19	—
Share-based compensation	93	27
Loss on derivative instrument	3	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,002)	(802)
Accounts payable and accrued expenses	3,666	2,183
Deferred rent and other liabilities	679	52
Net cash provided by operating activities	4,928	1,764
Cash flows from investing activities:
Investment in real estate and other assets	(259,841)	(12,575)
Deposits for real estate acquisitions	(3,644)	—
Proceeds from disposition of land	247	—
Capital expenditures	(494)	—
Net cash used in investing activities	(263,732)	(12,575)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	11,000
Payments of mortgage notes payable	—	(22,740)
Payments of notes payable	—	(4,235)
Payments of deferred financing costs	(3,427)	(947)
Proceeds from issuances of common stock	775,091	38,221
Common stock repurchases	(87)	(87)
Payments of offering costs and fees related to stock issuances	(81,832)	(4,713)
Distributions paid	(6,324)	(584)
Payments to affiliate, net	(1,019)	(1,193)
Restricted cash	(2,836)	(987)
Net cash provided by financing activities	679,566	13,735
Net change in cash and cash equivalents	420,762	2,924
Cash and cash equivalents, beginning of period	13,295	278
Cash and cash equivalents, end of period	$434,057	$3,202

Supplemental Disclosures:
Cash paid for interest	$1,916	$1,636
Cash paid for income taxes	36	6

Non-Cash Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$24,232	$40,875
Common stock issued through distribution reinvestment plan	6,716	322
Mortgage notes payable released in connection with disposition of land	296	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company"), incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders were able to elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO.
On March 9, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. On March 4, 2013, the Company's board of directors approved an extension of the termination date of the IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, the Company filed a registration statement on Form S-11 (File No. 333-194586) (the "Follow-On Registration Statement") with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, the Company continued offering and selling shares in its IPO until September 12, 2014.
The IPO closed on September 12, 2014. On September 17, 2014, the Company withdrew its Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, the Company registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864).
As of September 30, 2014, the Company had 86.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $859.1 million. As of September 30, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $863.6 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).
The Company has acquired and intends to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by the Company or acquired and operated by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of September 30, 2014, the Company owned 13 properties with an aggregate purchase price of $392.7 million, comprised of 2.5 million rentable square feet which were 94.1% leased on a weighted-average basis.
Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all the units of limited partner interest in the OP ("OP Units"). The Company's external affiliated advisor, American Realty Capital Retail Advisor, LLC (the "Advisor"), a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of American Realty Capital IV, LLC, who formed and sponsored the Company (the "Sponsor"), and the Dealer Manager is under common control with the parent of the Sponsor, as a result of which, they are related parties of the Company. Each has received and may receive, as applicable, compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2014, other than the updates described below.
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost(1):
Land	$82,482	$15,757
Buildings, fixtures and improvements	170,878	28,834
Total tangible assets	253,360	44,591
Acquired intangibles:
In-place leases	29,429	5,305
Above-market lease assets	2,040	3,101
Below market lease liabilities	(1,253)	(111)
Total intangible real estate investments	30,216	8,295
Land held for sale	1,473	564
Total assets acquired, net	285,049	53,450
Mortgage notes payable assumed or used to acquire real estate investments	(24,232)	(40,875)
Premium on mortgage note payable assumed	(304)	—
Other liabilities assumed	(672)	—
Cash paid for acquired real estate investments	$259,841	$12,575
Number of properties purchased	10	1
_____________________

(1)
Real estate investments, at cost, acquired during the nine months ended September 30, 2014 have been provisionally allocated pending receipt and review of final appraisals and/or other information on such assets prepared by third party specialists.

The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2014 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to exclude acquisition and transaction related expense of $5.3 million from the nine months ended September 30, 2014:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Pro forma revenues	$28,761	$24,951
Pro forma net loss	$(1,223)	$(1,889)
Basic and diluted pro forma net loss per share	$(0.04)	$(0.83)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 to December 31, 2014	$7,924
2015	31,672
2016	29,678
2017	27,590
2018	20,787
Thereafter	40,076
$157,727
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of September 30, 2014 and 2013:

	September 30,
Tenant	2014	2013
Toys "R" Us	*	10.5%
____________________________

*	Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2014 and 2013.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2014 and 2013:

	September 30,
State	2014	2013
Texas	22.3%	52.2%
North Carolina	16.2%	*
Florida	13.2%	*
Missouri	12.8%	47.8%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2014 and 2013.
Note 4 — Credit Facility
On June 11, 2014, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $250.0 million. As of September 30, 2014, the Company had no outstanding borrowings under the Credit Facility.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

BMO Capital Markets acted as joint bookrunner and joint lead arranger for the Credit Facility and its affiliate, BMO Harris Bank N.A., is the administrative agent, letter of credit issuer, swingline lender and a lender thereunder. Regions Capital Markets acted as joint bookrunner and joint lead arranger for the Credit Facility and its affiliate, Regions Bank, is the syndication agent and a lender thereunder.
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
The Credit Facility initially requires the Company to pay an unused fee per annum of 0.35% and 0.25%, if the unused balance of the Credit Facility exceeds, or is equal to or less than, 50.0% of the available facility, respectively. After the Company acquires a tangible net worth greater than or equal to $500.0 million, the Credit Facility requires the Company to pay an unused fee per annum of 0.30% and 0.20%, if the unused balance of the Credit Facility exceeds, or is equal to or less than, 50.0% of the available facility, respectively. The Company incurred $0.1 million in unused borrowing fees during the three and nine months ended September 30, 2014. No such fees were incurred during the three and nine months ended September 30, 2013.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2014, the Company was in compliance with the financial covenants under the Credit Agreement.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate
Portfolio	Encumbered Properties	September 30, 2014	December 31, 2013			Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing - Refinanced Loan (1) (2)	1	$11,000	$11,000	4.66%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	17,985	3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter (1)	1	33,802	34,098	3.92%		Fixed	(3)	Oct. 2018
Shops at Shelby Crossing	1	24,232	—	4.97%		Fixed		Mar. 2024
Total	4	$87,019	$63,083	4.28%	(4)
_________________________________

(1)	Payments and obligations pursuant to these mortgage agreements are guaranteed by AR Capital, LLC, the entity that wholly owns the Sponsor.

(2)	The Company refinanced the Liberty Crossing property in June 2013.

(3)	Fixed as a result of entering into a swap agreement.

(4)	Calculated on a weighted-average basis for all mortgages outstanding as of September 30, 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable for the five years subsequent to September 30, 2014:

(In thousands)	Future Principal Payments
October 1, 2014 to December 31, 2014	$89
2015	363
2016	378
2017	400
2018	63,208
Thereafter	22,581
$87,019
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
Interest rate swap	$—	$(150)	$—	$(150)
December 31, 2013
Interest rate swap	$—	$(98)	$—	$(98)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premium, net	3	$87,320	$88,519	$63,083	$62,824
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships.
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
September 30, 2014
(Unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(150)	$(98)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$127	$(338)	$(427)	$(338)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(127)	$(1)	$(377)	$(1)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$2	$—	$(3)	$—
_________________________________
* The Company reclassified to interest expense, approximately $2,000 of other comprehensive income and $3,000 of other comprehensive loss into earnings, during the three and nine months ended September 30, 2014, respectively, that represented the ineffective portion of the change in fair value of the derivative.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2014	$(150)	$—	$(150)	$—	$—	$(150)
December 31, 2013	$(98)	$—	$(98)	$—	$—	$(98)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
As of September 30, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at September 30, 2014.
Note 8 — Common Stock
As of September 30, 2014 and December 31, 2013, the Company had 86.4 million and 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $859.1 million and $71.3 million, respectively.
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
The following table summarizes the repurchases of shares under the Company's Share Repurchase Plan ("SRP") cumulatively through September 30, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Nine Months Ended September 30, 2014	7	31,794	9.71
Cumulative repurchases as of September 30, 2014 (1)	8	40,468	$9.77
_____________________

(1)
Includes three unfulfilled repurchase requests consisting of 22,259 shares with a weighted-average repurchase price per share of $9.92, which were approved for repurchase as of September 30, 2014 and were completed during the fourth quarter of 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of September 30, 2014.

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
September 30, 2014
(Unaudited)

Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, the Advisor owned 202 OP Units.
Fees Paid in Connection with the IPO
During the IPO, the Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager was paid a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was entitled to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three and nine months ended September 30, 2014 and 2013 and payable to the Dealer Manager as of September 30, 2014 and December 31, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Total commissions and fees from the Dealer Manager	$45,107	$1,376	$74,740	$3,530	$603	$46
The Advisor and its affiliates are paid compensation and receive expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs relating to the IPO incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred from and due to the Advisor and Dealer Manager as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$711	$198	$1,723	$1,110	$565	$4,609
The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of the close of the IPO, cumulative offering and related costs, excluding commissions and dealer manager fees, did not exceed the 1.5% threshold.
The Advisor elected to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the offering period of the IPO. As of September 30, 2014, cumulative offering costs were $93.2 million. As of the close of the IPO, cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold.
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) will not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fees) payable with respect to our portfolio of investments or reinvestments exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 1.0% of the amount available or outstanding under such financing, subject to certain limitations.
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
The Class B Units are intended to be profits interests and are issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of September 30, 2014, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2014, the Company's board of directors has approved the issuance of 87,533 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties. The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and, prior to January 28, 2014, would pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event would the Company pay the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. Effective January 28, 2014, the Advisor eliminated the oversight fee.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are amortized over approximately 19 months, the estimated remaining term of the IPO, and are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred and forgiven during the three and nine months ended September 30, 2014 and 2013 and amounts contractually due as of September 30, 2014 and December 31, 2013 in connection with the operations related services described above:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2014		2013		2014		2013		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,865	$—	$802	$—	$4,285	$—	$802	$—	$—	$—
Financing coordination fees	742	—	409	—	1,742	—	409	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	—	—	—	—	18	—	—
Property management and leasing fees	—	—	—	17	—	—	—	45	—	—
Transfer agent and other professional fees	—	—	—	—	46	—	—	—	—	—
Strategic advisory fees	128	—	220	—	425	—	514	—	—	—
Distributions on Class B Units	11	—	—	—	18	—	—	—	—	—
Total related party operation fees and reimbursements	$3,746	$—	$1,431	$17	$6,516	$—	$1,725	$63	$—	$—
_________________________________

(1)
These fees have been waived. Effective October 1, 2013, the Company causes the OP to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. We will not reimburse the advisor for salaries and benefits paid to our executive officers. No reimbursements were incurred from the Advisor for providing services during the three and nine months ended September 30, 2014 or 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs were absorbed by the Advisor during the three months ended September 30, 2014. The Advisor absorbed $0.3 million, $0.2 million and $0.7 million of general and administrative costs during the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, respectively. No property operating costs were absorbed by the Advisor during the three and nine months ended September 30, 2014 and the three months ended September 30, 2013. The Advisor absorbed approximately $41,000 of property operating costs during the nine months ended September 30, 2013. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the nine months ended September 30, 2014, the Company incurred approximately $6,000 of brokerage commissions in connection with an outparcel land sale completed during April 2014. No such fees were incurred during three months ended September 30, 2014 and the three and nine months ended September 30, 2013.
If the Company is not simultaneously listed on an exchange, the Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and nine months ended September 30, 2014 or 2013.
The Company will pay the Advisor a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and nine months ended September 30, 2014 or 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2014 and December 31, 2013, no stock options were issued under the Plan.
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the nine months ended September 30, 2014:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2013	19,800	$9.18
Granted	9,000	9.00
Vested	(4,200)	9.29
Unvested, September 30, 2014	24,600	$9.10
As of September 30, 2014, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years.
The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was approximately $15,000 and$12,000 during the three months ended September 30, 2014 and 2013, respectively, and approximately $39,000 and $27,000 during the nine months ended September 30, 2014 and 2013, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares issued in lieu of cash	3,944	—	6,055	—
Value of shares issued in lieu of cash (in thousands)	$36	$—	$55	$—
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(4,773)	$(1,510)	$(8,285)	$(3,613)
Basic and diluted weighted-average shares outstanding	61,255,619	3,785,878	34,588,143	2,283,318
Basic and diluted net loss per share	$(0.08)	$(0.40)	$(0.24)	$(1.58)
The following common stock equivalents as of September 30, 2014 and 2013 were excluded from diluted net loss per share computations as their effect would have been antidilutive:

	September 30,
	2014	2013
Unvested restricted stock	24,600	20,400
OP Units	202	202
Class B Units	87,533	—
Total common stock equivalents	112,335	20,602
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Sales of Common Stock
 As of November 10, 2014, the Company had 93.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $929.1 million. As of November 10, 2014, the aggregate value of all share issuances was $933.8 million, based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).
Total capital raised to date from the IPO and the DRIP is as follows:

Source of Capital (In thousands)	Inception to September 30, 2014	October 1, 2014 to November 10, 2014	Total
Common stock	$859,087	$69,965	$929,052

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Acquisition
The following table presents certain information about the property the Company acquired from October 1, 2014 to November 13, 2014:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — September 30, 2014	13	$392,713	2,549,048
Acquisition	3	118,912	705,045
Total portfolio — November 13, 2014	16	$511,625	3,254,093
_______________________________
(1) Contract purchase price, excluding acquisition related costs.
Management Update
On November 3, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his roles as president, chief operating officer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed William M. Kahane to serve as the Company’s president, chief operating officer and secretary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meanings ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), and its affiliates may have conflicts of interest in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

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

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Our tenants may not achieve our rental rate incentives and our expenses could be greater, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees upon the sale of properties.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our initial public offering of common stock (the "IPO") are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments. Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus be subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own 13 properties.
Overview
We were incorporated on July 29, 2010 as a Maryland corporation and qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO.
On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed a registration statement on Form S-11 (File No. 333-194586) (the "Follow-On Registration Statement") with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we continued offering and selling shares in our IPO until September 12, 2014.
Our IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864).
As of September 30, 2014, we had 86.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from our IPO and the DRIP of $859.1 million. As of September 30, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $863.6 million based on a per share value of $10.00 (or $9.50 for shares issued pursuant to the DRIP).
We have acquired and intend to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of September 30, 2014, we owned 13 properties with an aggregate purchase price of $392.7 million, comprised of 2.5 million rentable square feet which were 94.1% leased on a weighted-average basis.

Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and hold substantially all the units of limited partner interest in the OP ("OP Units"). Our Advisor, a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with Lincoln, pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Our Dealer Manager serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of American Realty Capital IV, LLC, who formed and sponsored us (the "Sponsor"), and the Dealer Manager is under common control with the parent of the Sponsor, as a result of which, they are related parties of ours. Each has received and may receive, as applicable, compensation, fees and other expense reimbursements for services related to the IPO and for the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the close of the IPO, offering costs were less than 11.5% of the gross proceeds received in the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of the existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired and intangible liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States of America ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
Properties
We acquire and operate retail properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of September 30, 2014:

Portfolio	Acquisition Date	Property Type	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
							(In thousands)
Liberty Crossing	Jun. 2012	Power Center	1	105,970	89.8%	4.2 years	$21,582
San Pedro Crossing	Dec. 2012	Power Center	1	201,965	100.0%	5.4 years	32,600
Tiffany Springs MarketCenter	Sep. 2013	Power Center	1	238,382	89.4%	4.3 years	52,856	(3)
The Streets of West Chester	Apr. 2014	Lifestyle Center	1	167,155	91.8%	4.0 years	40,500
Prairie Towne Center	Jun. 2014	Power Center	1	289,277	95.3%	9.5 years	25,300
Southway Shopping Center	Jun. 2014	Power Center	1	181,809	100.0%	3.8 years	28,900
Stirling Slidell Centre	Aug. 2014	Power Center	1	134,276	77.2%	5.8 years	14,600
Northwoods Marketplace	Aug. 2014	Power Center	1	236,078	97.1%	4.9 years	35,000
Centennial Plaza	Aug. 2014	Power Center	1	233,797	100.0%	3.7 years	27,600
Northlake Commons	Sep. 2014	Lifestyle Center	1	109,112	94.4%	4.6 years	31,500
Shops at Shelby Crossing	Sep. 2014	Power Center	1	236,081	89.3%	4.0 years	30,250
Shoppes of West Melbourne	Sep. 2014	Power Center	1	144,399	89.1%	5.8 years	16,775
The Centrum	Sep. 2014	Power Center	1	270,747	99.4%	4.6 years	35,250
Portfolio, September 30, 2014			13	2,549,048	94.1%	4.8 years	$392,713
_____________________

(1)	Remaining lease term as of September 30, 2014, calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

(3)	Excludes $0.6 million related to an outparcel land sale completed during April 2014.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of September 30, 2014, we owned 13 properties with an aggregate base purchase price of $392.7 million, comprised of 2.5 million rentable square feet that were 94.1% leased on a weighted-average basis.

Comparison of the Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
As of July 1, 2013, we owned two properties (our "Same Store") with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 95.1% leased on a weighted-average basis. We have acquired 11 properties since July 1, 2013 for an aggregate base purchase price of $338.5 million, comprised of 2.2 million rentable square feet that were 93.8% leased on a weighted-average basis as of September 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflect significant increases in most categories.
During the three months ended September 30, 2014, we entered into three new leases comprising a total of 5,608 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.1 million, representing average rent per square foot of $20.42. In addition, we executed renewals on four leases comprising a total of 11,200 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.1 million, representing average rent per square foot of $12.12. Prior to the renewals, the average annualized rental income on a straight-line basis was $12.09 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $6.07 per square foot.
Rental Income
Rental income increased $3.8 million to $5.1 million for the three months ended September 30, 2014, compared to $1.3 million for the three months ended September 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $3.9 million for the three months ended September 30, 2014. This increase was partially offset by a $0.1 million decrease in Same Store rental income, primarily due to the timing of recognition of contingent rental income associated with certain of our tenants.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $1.2 million to $1.6 million for the three months ended September 30, 2014, compared to $0.4 million for the three months ended September 30, 2013. This increase in operating expense reimbursements was primarily due to our Acquisitions, which resulted in a $1.3 million increase for the three months ended September 30, 2014. This increase was partially offset by a $0.1 million decrease in Same Store operating expense reimbursements for the three months ended September 30, 2014 and 2013 due to a respective decrease in Same Store property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Property Operating Expenses
Property operating expenses increased $1.6 million to $2.2 million for the three months ended September 30, 2014, compared to $0.6 million for the three months ended September 30, 2013. This increase in property operating expenses was primarily due to our Acquisitions, which resulted in a $1.7 million increase for the three months ended September 30, 2014. This increase was partially offset by a $0.1 million decrease in Same Store property operating expenses, which primarily related to a decrease in repairs and maintenance experienced during the three months ended September 30, 2014. No property operating costs were absorbed by the Advisor during the three months ended September 30, 2014 or 2013. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, repairs and maintenance.
Operating Fees to Affiliates
Until October 1, 2013, our affiliated Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by Lincoln. Our Advisor elected to waive these fees for the three months ended September 30, 2013. For the three months ended September 30, 2013, we would have incurred aggregate asset management and oversight fees of approximately $17,000 had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated, in addition to the oversight fee. Instead, we cause the OP to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the three months ended September 30, 2014, the board of directors approved the issuance of 42,355 Class B Units to the Advisor in connection with this arrangement.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $2.6 million to $3.5 million for the three months ended September 30, 2014, compared to $0.9 million for the three months ended September 30, 2013. These expenses related to our acquisition of seven properties with an aggregate base purchase price of $191.0 million during the three months ended September 30, 2014. The $0.9 million in acquisition and transaction related expenses for the three months ended September 30, 2013 was driven by the costs related to our acquisition of Tiffany Springs MarketCenter in September 2013.

General and Administrative Expenses
General and administrative expenses increased $0.3 million to $0.5 million for the three months ended September 30, 2014, compared to $0.2 million for the three months ended September 30, 2013. This increase related to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. Additionally, general and administrative expenses during the three months ended September 30, 2013 included the absorption of $0.2 million in general and administrative costs by the Advisor. No general and administrative costs were absorbed by the Advisor during the three months ended September 30, 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $3.1 million to $4.3 million for the three months ended September 30, 2014, compared to $1.1 million for the three months ended September 30, 2013. This increase was primarily attributable to our Acquisitions, which resulted in an increase in depreciation and amortization expenses of $3.4 million for the three months ended September 30, 2014. This increase was partially offset by a $0.3 million decrease in Same Store depreciation and amortization, primarily due to the expiration of identifiable intangible assets associated with existing leases in-place at acquisition. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $0.7 million to $1.1 million for the three months ended September 30, 2014, compared to $0.4 million for the three months ended September 30, 2013. Interest expense for the three months ended September 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $68.8 million and a weighted-average effective interest rate of 4.10%, as well as unused fees on our Credit Facility and amortization of deferred financing costs. Interest expense for the three months ended September 30, 2013 resulted from our mortgage notes payable which had a weighted-average balance of $39.2 million and a weighted-average interest rate of 4.20%, our unsecured notes payable which had a weighted-average balance of $5.1 million and a weighted-average effective interest rate of 7.28% and amortization of deferred financing costs.
Comparison of the Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
As of January 1, 2013, we owned two properties (our "Same Store") with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 96.5% leased on a weighted-average basis. We have acquired 11 properties since January 1, 2013 for an aggregate base purchase price of $338.5 million, comprised of 2.2 million rentable square feet that were 93.8% leased on a weighted-average basis as of September 30, 2014 (our "Acquisitions"). Accordingly, our results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflect significant increases in most categories.
During the nine months ended September 30, 2014, we entered into three new leases comprising a total of 5,608 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.1 million, representing average rent per square foot of $20.42 In addition, we executed renewals on eight leases comprising a total of 74,457 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $1.0 million, representing average rent per square foot of $13.66. Prior to the renewals, the average annualized rental income on a straight-line basis was $11.48 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $7.14 per square foot.
Rental Income
Rental income increased $7.0 million to $10.4 million for the nine months ended September 30, 2014, compared to $3.4 million for the nine months ended September 30, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $6.8 million for the nine months ended September 30, 2014. In addition, Same Store rental income increased by $0.2 million, primarily due to the increase in rental rates resulting from renewed leases of $0.1 million and an increase in contingent rental income of $0.1 million due to the increased duration of our ownership during tenants' lease years during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $2.4 million to $3.4 million for the nine months ended September 30, 2014, compared to $1.0 million for the nine months ended September 30, 2013. This increase in operating expense reimbursements was primarily due to our Acquisitions, which resulted in a $2.4 million increase for the nine months ended September 30, 2014. Same Store operating expense reimbursements decreased approximately $23,000 for the nine months ended September 30, 2014 and 2013 due to the expiration of a reimbursement obligation for certain operating expenses by a retail store in a Same Store property that had not entered into a lease with us and did not have any obligation to us other than the reimbursement obligation. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.

Property Operating Expenses
Property operating expenses increased $3.1 million to $4.5 million for the nine months ended September 30, 2014, compared to $1.4 million for the nine months ended September 30, 2013. This increase in property operating expenses was primarily due to our Acquisitions, which resulted in a $3.0 million increase for the nine months ended September 30, 2014. In addition, Same Store property operating expenses increased by $0.1 million, which primarily related to an increase in real estate taxes and repairs and maintenance costs, coupled with the absorption of approximately $41,000 of property operating costs by the Advisor for the nine months ended September 30, 2013. No property operating costs were absorbed by the Advisor during the nine months ended September 30, 2014. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Operating Fees to Affiliates
Until October 1, 2013, our affiliated Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by Lincoln. Our Advisor elected to waive these fees for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we would have incurred aggregate asset management and oversight fees of $0.1 million had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated, in addition to the oversight fee. Instead, we cause the OP to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the nine months ended September 30, 2014, the board of directors approved the issuance of 87,533 Class B Units to the Advisor in connection with this arrangement.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $4.4 million to $5.3 million for the nine months ended September 30, 2014, compared to $0.9 million for the nine months ended September 30, 2013. This increase was primarily due to our acquisition of 10 properties with a base purchase price of $285.7 million during the nine months ended September 30, 2014. The acquisition and transaction related expenses of $0.9 million for the nine months ended September 30, 2013 primarily related to our acquisition of Tiffany Springs MarketCenter in September 2013.
General and Administrative Expenses
General and administrative expenses increased $0.9 million to $1.2 million for the nine months ended September 30, 2014, compared to $0.3 million for the nine months ended September 30, 2013. This increase related primarily to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. Additionally, this increase resulted from the $0.4 million decrease in general and administrative costs absorbed by the Advisor during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $5.4 million to $8.7 million for the nine months ended September 30, 2014, compared to $3.3 million for the nine months ended September 30, 2013. This increase was primarily attributable to our Acquisitions, which resulted in an increase in depreciation and amortization expenses of $6.2 million for the nine months ended September 30, 2014. This increase was partially offset by a $0.8 million decrease in Same Store depreciation and amortization, primarily due to the expiration of identifiable intangible assets associated with existing leases in-place at acquisition. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $0.5 million to $2.5 million for the nine months ended September 30, 2014, compared to $2.0 million for the nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $65.3 million and a weighted-average effective interest rate of 4.05%, as well as unused fees on our Credit Facility and amortization of deferred financing costs. Interest expense for the nine months ended September 30, 2013 resulted from our mortgage notes payable which had a weighted-average balance of $40.1 million and a weighted-average interest rate of 5.01%, our unsecured notes payable which had a weighted-average balance of $6.2 million and a weighted-average effective interest rate of 7.06% and amortization of deferred financing costs.
Extinguishment of Debt
We incurred $0.1 million for our extinguishment of debt during the nine months ended September 30, 2013 in connection with our refinancing of the Liberty Crossing property during June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees during the nine months ended September 30, 2013. We did not extinguish any debt during the nine months ended September 30, 2014.

Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash provided by operating activities was $4.9 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the nine months ended September 30, 2014 included $5.3 million of acquisition and transaction related costs. Cash inflows primarily related to an increase in accounts payable and accrued expenses of $3.6 million, a net loss adjusted for non-cash items of $1.6 million (net loss of $8.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, loss on disposition of land, share-based compensation and loss on derivative instrument, partially offset by amortization of mortgage premium totaling $9.9 million) and an increase in deferred rent and other liabilities due to the timing of the receipt of rental payments and payment of our expenses of $0.7 million. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $1.0 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.
Net cash used in investing activities during the nine months ended September 30, 2014 of $263.7 million included $259.8 million related to our acquisition of ten properties, $3.6 million related to deposits for future real estate acquisitions and $0.5 million related to capital expenditures, partially offset by $0.2 million of proceeds from the disposition of an outparcel of land.
Net cash provided by financing activities during the nine months ended September 30, 2014 of $679.6 million related to proceeds from the issuance of common stock of $775.1 million. This inflow was partially offset by payments related to offering costs of $81.8 million, cash distributions of $6.3 million, payments of deferred financing costs of $3.4 million, an increase in restricted cash of $2.8 million, payments to affiliates, net of $1.0 million and common stock repurchases of $0.1 million.
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
Net cash used in investing activities during the nine months ended September 30, 2013 of $12.6 million primarily related to our acquisition of Tiffany Springs MarketCenter for a base purchase price of $53.5 million, which was financed at acquisition with a $40.9 million mortgage note payable.
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
Liquidity and Capital Resources
In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We continued offering and selling shares in our IPO until September 12, 2014. Our IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of September 30, 2014, we had 86.4 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $859.1 million.
We purchased our first property and commenced active operations in June 2012. As of September 30, 2014, we owned 13 properties with an aggregate base purchase price of $392.7 million.

As of September 30, 2014, we had cash and cash equivalents of $434.1 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions are met through net proceeds received from our IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations, the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, cash flows from our properties will be sufficient to fund operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We also expect to use proceeds from secured and unsecured financings from banks or other lenders as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets (calculated once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
On June 11, 2014, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provides for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $250.0 million. As of September 30, 2014, we had no outstanding borrowings under the Credit Facility.
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
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter.

The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Nine Months Ended September 30, 2014	7	31,794	9.71
Cumulative repurchases as of September 30, 2014 (1)	8	40,468	$9.77
_____________________

(1)
Includes three unfulfilled repurchase requests consisting of 22,259 shares with a weighted-average repurchase price per share of $9.92, which were approved for repurchase as of September 30, 2014 and were completed during the fourth quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2014.

Acquisitions
Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. As of November 13, 2014, we owned 16 properties with an aggregate purchase price of $511.6 million. We currently have $239.2 million of assets under contract and executed letters of intent. Pursuant to the terms of the purchase and sale agreements and letters of intent, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	Nine Months Ended September 30, 2014
Net loss (in accordance with GAAP)	$(599)	$(2,913)	$(4,773)	$(8,285)
Loss on disposition of land	—	19	—	19
Depreciation and amortization	1,644	2,797	4,251	8,692
FFO	1,045	(97)	(522)	426
Acquisition fees and expenses (1)	20	1,768	3,483	5,271
Amortization of above-market lease assets and accretion of below-market lease liabilities, net (2)	214	216	256	686
Mark-to-market adjustments (3)	—	5	(2)	3
Straight-line rent (4)	(23)	(36)	(119)	(178)
MFFO	$1,256	$1,856	$3,096	$6,208
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
During the nine months ended September 30, 2014, distributions paid to common stockholders totaled $13.0 million, inclusive of $6.7 million of distributions reinvested pursuant to the DRIP. During the nine months ended September 30, 2014, cash used to pay distributions was generated from cash flows from operations, proceeds from the IPO and proceeds from our IPO that were reinvested in common stock issued pursuant to our DRIP.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended
	March 31, 2014		June 30, 2014		September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$830		$1,942		$3,542		$6,314
Distributions reinvested	603		1,893		4,220		6,716
Distributions on unvested restricted stock	3		4		3		10
Total distributions	$1,436		$3,839		$7,765		$13,040

Source of distribution coverage:
Cash flows provided by (used in) operations (1)	$291	20.3%	$(291)	(7.6)%	$3,545	45.7%	$3,545	27.2%
Proceeds from issuances of common stock	542	37.7%	2,237	58.3%	—	—%	2,779	21.3%
Common stock issued pursuant to the DRIP / offering proceeds	603	42.0%	1,893	49.3%	4,220	54.3%	6,716	51.5%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total source of distribution coverage	$1,436	100.0%	$3,839	100.0%	$7,765	100.0%	$13,040	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$291		$(3,530)		$8,167		$4,928
Net loss (in accordance with GAAP)	$(599)		$(2,913)		$(4,773)		$(8,285)
_____________________

(1)
Cash flows provided by (used in) operations for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014 and for the nine months ended September 30, 2014 include acquisition and transaction related expenses of approximately $20,000, $1.8 million, $3.5 million, and $5.3 million, respectively.

For the nine months ended September 30, 2014, cash flows provided by operations were $4.9 million. As shown in the table above, we funded distributions with cash flows from operations, proceeds from our IPO and proceeds from our IPO that were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO presented by the Company for the period from July 29, 2010 (date of inception) through September 30, 2014:

(In thousands)	Period from July 29, 2010 (date of inception) to September 30, 2014
Distributions paid:
Common stockholders in cash	$7,510
Common stockholders pursuant to DRIP / offering proceeds	7,398
Distributions on unvested restricted stock	15
Total distributions paid	$14,923

Reconciliation of net loss:
Revenues	$22,259
Acquisition and transaction related	(7,236)
Depreciation and amortization	(15,002)
Other operating expenses	(9,319)
Other non-operating expenses	(6,206)
Net loss (in accordance with GAAP) (1)	$(15,504)

Cash flows provided by operations	$4,069

FFO	$422
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
As of September 30, 2014, the payment terms of our loan obligations require interest payments monthly with all remaining unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2014, we were in compliance with the financial covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of September 30, 2014, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) approximated 22.2%. As of September 30, 2014, our net secured debt leverage ratio (secured mortgage notes payable less cash and cash equivalents divided by the base purchase price of acquired real estate investments) is less than 0.0%, based on our $434.1 million of cash and cash equivalents.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility over the next five years and thereafter as of September 30, 2014:

		October 1, 2014 - December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal on mortgage notes payable	$87,019	$89	$741	$63,608	$22,581
Interest on mortgage notes payable	20,400	840	7,421	6,567	5,572
Interest on Credit Facility	1,967	134	1,066	767	—
	$109,386	$1,063	$9,228	$70,942	$28,153

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
As of September 30, 2014, our debt consisted of fixed-rate secured mortgage financings with a carrying value of $87.0 million and a fair value of $88.5 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.9 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations for the nine months ended September 30, 2014 were $4.9 million. During the nine months ended September 30, 2014, we paid distributions of $13.0 million, of which $6.7 million, or 51.5%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP, $3.5 million, or 27.2%, was funded from cash flows from operations and $2.8 million, or 21.3%, was funded from proceeds from the issuances of common stock in our IPO. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and reduces our per share stockholder equity.
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
We rely significantly on two major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of September 30, 2014, the following two major tenants had annualized rental income on a straight-line basis, which represented 5.0% or greater of our total annualized rental income on a straight-line basis (including for this purpose, all affiliates of such tenants):

Tenant	September 30, 2014
Best Buy	6.5%
AMC	5.5%
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
As of September 30, 2014,the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	September 30, 2014
Texas	22.3%
North Carolina	16.2%
Florida	13.2%
Missouri	12.8%
Ohio	9.4%
South Carolina	8.7%
Oklahoma	6.7%
Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	a shift to e-commerce;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.
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
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors may affect our ability to raise capital.
ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor. While ARCP’s former chief financial officer does not have a current role in the management of our sponsor’s or our business, he did serve as our chief financial officer from July 2010 to December 2013.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings. Although we have completed our initial public offering, we may seek to raise additional capital in connection with the operation our business.  Similarly to other entities sponsored directly or indirectly by the parent of our sponsor, the recent announcement by ARCP, as well as any future announcements by ARCP, may have an adverse effect on our ability to access capital through, among other things, equity offerings or lending arrangements.  If we are unable to access additional capital it may have a material adverse effect on our business including, among other things, our ability to achieve our investment objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2014.
Use of Proceeds from Sales of Registered Securities
On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covered up to 25.0 million shares available pursuant to the DRIP under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed the Follow-On Registration Statement with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we continued offering and selling shares in our IPO until September 12, 2014. The IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of September 30, 2014, we had 86.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $859.1 million.
The following table reflects the offering costs associated with issuances of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to September 30, 2014
Selling commissions and dealer manager fees	$81,012
Other offering costs	12,229
Total offering costs	$93,241
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to September 30, 2014
Total commissions paid to the Dealer Manager	$81,012
Less:
Commissions to participating broker-dealers	(55,473)
Reallowance to participating broker-dealers	(9,061)
Net to the Dealer Manager	$16,478
We are responsible for offering and related costs from the IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 1.5% cap as of the end of the IPO are the Advisor's responsibility. As of the close of the IPO, cumulative offering and related costs, excluding commissions and dealer manager fees, did not exceed the 1.5% threshold.
Our Advisor elected to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by us, net of unpaid amounts, at 15.0% of gross common stock proceeds received during the offering period of the IPO. As of the close of our IPO, cumulative offering costs, net of unpaid amounts, were less than the 15.0% threshold.
We used the proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. We may originate or acquire first mortgage loans secured by real estate. As of the end of our IPO, we have used the net proceeds from our IPO to purchase 13 properties with an aggregate base purchase price of $392.7 million.

Issuer Purchases of Equity Securities
Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2013	1	8,674	$9.98
Nine Months Ended September 30, 2014	7	31,794	9.71
Cumulative repurchases as of September 30, 2014 (1)	8	40,468	$9.77
_____________________

(1)
Includes three unfulfilled repurchase requests consisting of 22,259 shares with a weighted-average repurchase price per share of $9.92, which were approved for repurchase as of September 30, 2014 and were completed during the fourth quarter of 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2014.

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

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1 *
Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Operating Partnership, L.P., dated as of October 24, 2014 by and among American Realty Capital - Retail Centers of America, Inc., American Realty Capital Retail Advisor, LLC and Lincoln Retail REIT Services, LLC

10.27 *	Agreement of Sale, dated July 17, 2014 by and between Centennial Plaza 555, LLC and American Realty Capital IV, LLC
10.28 *	Contract of Sale, dated August 13, 2014 by and between Pineville Centrum Limited Partnership and American Realty Capital IV, LLC
10.29 *	Purchase and Sale Agreement, dated August 19, 2014 by and between Southroads, L.L.C. and American Realty Capital IV, LLC
10.30 *	Loan Agreement, dated as of March 6, 2014, by and between Sebring Landing, LLC and Goldman Sachs Mortgage Company
10.31 *
Assumption and Release Agreement, dated as of September 5, 2014, by and among Sebring Landing, LLC, Debartolo Real Estate Investments, LLC, ARC SSSEBFL001, American Realty Capital - Retail Centers of America, Inc. and American Realty Capital Retail Operating Partnership, L.P.

10.32 *
Guaranty, dated September 5, 2014, by and between American Realty Capital - Retail Centers of America, Inc. and American Realty Capital Operating Partnership, L.P. for the benefit of Wells Fargo Bank, National Association

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_____________________________
*    Filed herewith.