Form 10-K
period 2014-12-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2015-04-15
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 000-55198

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3279039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

There is no established public market for the registrant's shares of common stock. The registrant completed its initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169355) on September 12, 2014, which shares were sold at a purchase price of $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $384.6 million based on a per share value of $10.00.

As of March 31, 2015, the registrant had 95,359,426 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

FORM 10-K
Year Ended December 31, 2014

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital — Retail Centers of America, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Retail Advisor, LLC, our external affiliated advisor (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other entities affiliated with AR Capital, LLC (the "Parent of our Sponsor"), the parent of our sponsor, American Realty Capital IV, LLC (the "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), and its affiliates may have conflicts of interest in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

•
Lincoln and its affiliates have to allocate their time between providing services to our Advisor and other real estate programs and other activities in which they are presently involved or may be involved in the future.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of the Parent of our Sponsor, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Our tenants may not achieve the rental rate incentives in certain lease agreements, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at unfavorable rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions with cash flows from operations.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees upon the sale of properties.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•
We have not generated, and in the future may not generate, cash flows sufficient to cover our distributions to stockholders, and, as such, we may be forced to source distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

ii

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus be subject to regulation under the Investment Company Act.

•	We own 20 properties as of December 31, 2014.
In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7).

iii

PART I
Item 1. Business.
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
As of December 31, 2014, we had 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from our IPO and the DRIP of $938.7 million.
We have acquired and intend to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of December 31, 2014, we owned 20 properties with an aggregate purchase price of $716.3 million, comprised of 4.3 million rentable square feet which were 94.5% leased on a weighted-average basis.
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
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with Lincoln, pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Our Dealer Manager served as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with the Parent of our Sponsor, as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
Investment Objectives
Our investment objectives are:

•	Preserve and protect capital;

•	Provide attractive and stable cash distributions; and

•	Increase the value of our assets in order to generate capital appreciation.

We have implemented and intend to continue to implement our investment objectives as follows:

•
Large Retail Focus — We are pursuing an investment strategy focused on acquiring a diversified portfolio of existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80.0% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100 million, and in some cases, in excess of $100 million. By the time we are fully invested, we expect our portfolio to consist of at least 65.0% of large retail assets. In addition, we may invest in existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20.0% of our assets.

•
Necessity-Based Retail — Up to 20.0% of our portfolio may consist of existing grocery-anchored shopping centers with a purchase price of $20 million dollars or less, typically anchored by drug stores, grocery stores, convenience stores and discount stores, or collectively, necessity based retail assets.

•	Real Estate Related Assets — Up to 15.0% of our portfolio may consist of real estate related assets, including loans and debt securities secured by our targeted assets.

•	Discount to Replacement Cost — We purchase properties valued at a substantial discount to replacement cost using current market rents, and with significant potential for appreciation.

•
Low Leverage — We finance our portfolio opportunistically at a target leverage level of not more than 50% loan-to-value, which ratio will be determined after the close of our IPO and once we have invested substantially all the proceeds of our IPO.

•	Diversified Tenant Mix — We lease our properties to a diversified group of tenants with a bias toward national tenants.

•	Lease Term — We expect the average lease term on leases on our properties with anchor tenants to be five years or greater.

•	Monthly Distributions — We pay distributions monthly out of funds from operations, as adjusted.

•	Maximize Total Returns — We intend to maximize total returns to our stockholders through a combination of realized appreciation and current income.

•	Exit Strategy — We intend to maximize stockholder total returns through a highly disciplined acquisition strategy, with a constant view towards a seamless and profitable exit.
Acquisition and Investment Policies
Primary Investment Focus
We focus our investment activities on acquiring primarily existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers and originating or acquiring real estate-related debt and other investments backed by these types of properties. The real estate-related debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of our IPO that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties.
Investing in Real Property
We have invested, and expect to continue to invest, primarily in existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80.0% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100 million, and in some cases, in excess of $100 million. When we are fully invested, our portfolio is expected to consist of at least 65.0% of large retail assets. In addition, we may make the following investments in the United States: existing grocery-anchored shopping centers, the purchase price of which is $20 million or less, in an amount expected not to exceed 20.0% of our assets; existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20.0% of our assets; and real estate-related debt and investments secured by, or which represent a direct or indirect interest in, the assets described above in an amount expected not to exceed 15.0% of our assets.

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
As of December 31, 2014, we did not have any tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of total portfolio annualized rental income on a straight-line basis.
Investing In and Originating Loans
We may originate or acquire real estate loans with respect to the same types of properties in which we may invest directly. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments, including commercial mortgage backed securities ("CMBS") and other real estate-related investments, in excess of 15% of the aggregate value of our assets as of the close of our IPO and thereafter.
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
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments (including real estate securities), such as commercial mortgage-backed securities ("CMBS"), in excess of 15% of the net proceeds of our IPO. Any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.

Acquisition Structure
To date, we have acquired fee interests (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights) and leasehold interests (a "leasehold interest" is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease) in properties. We anticipate continuing to do so if we acquire properties in the future, although other methods of acquiring a property may be utilized if we deem it to be advantageous. For example, we may acquire properties through the acquisition of substantially all of the interests of an entity which in turn owns the real property.
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
Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter), as of the date of any borrowing, which is equal to 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, does not apply to individual real estate assets or investments.
In addition, we intend to limit our aggregate borrowings to 50% of the aggregate fair market value of our investments, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation is calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO. This limitation will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Sponsor, our Advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flows to cover debt service requirements and other similar factors.

Tax Status
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. Commencing with such taxable year, we were organized and operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
Competition
The retail real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of retail real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs, including American Realty Capital - Retail Centers of America II, Inc., which is also sponsored by our Sponsor, with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to us. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to maintain distributions to stockholders.
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
Employees
As of December 31, 2014, we have no direct employees. Instead, the employees of the Advisor, Lincoln and their respective affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

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
Item 1A. Risk Factors.
This "Risk Factors" section contains references to our "stockholders." Unless expressly stated otherwise, the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.
Risks Related to an Investment in American Realty Capital - Retail Centers of America, Inc.
We have limited operating history, and the prior performance of programs sponsored by affiliates of our Sponsor should not be used to predict our future results.
We have limited operating history. You should consider an investment in our shares in light of the risks, uncertainties and difficulties frequently encountered by other newly formed companies with similar objectives. To be successful in this market, we and our Advisor must, among other things:
•identify and acquire investments that further our investment strategies;

•	increase awareness of our name within the investment products market;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
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
There is no established trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares.
There currently is no established trading market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, our stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders' shares. Moreover, our share repurchase program includes numerous restrictions that would limit our stockholders' ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, or amend, suspend or terminate our share repurchase program upon notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that their shares would not be accepted as the primary collateral for a loan.

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
Our stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the net asset value of our share.
The prices we may pay for shares repurchased under our share repurchase program may exceed the net asset value of such shares at the time of repurchase, which may reduce the net asset value of the remaining shares.
If Lincoln and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Lincoln and its affiliates with respect to locating suitable investments, selecting tenants for our properties and securing independent financing arrangements and upon the performance of our Advisor, which oversees Lincoln's performance with respect to such real estate-related services and ultimately makes recommendations to our board of directors in respect of potential investments, financings and dispositions. As of December 31, 2014, we owned 20 properties. We cannot be sure that our Advisor or Lincoln or their respective affiliates will be successful in locating suitable investments on financially attractive terms or that, if we make an investment, our objectives will be achieved. If they are unable to find suitable investments, we will hold the proceeds of our IPO in an interest-bearing account and invest the proceeds in short-term, investment-grade investments. In this event, our ability to pay distributions to our stockholders would be adversely affected.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders' investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, if we develop properties, development of properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In particular, where we acquire properties which we intend to re-develop into open-air properties, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor or Lincoln and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to locate further suitable investments, we will hold the proceeds of our IPO in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to our stockholders.
We may change our targeted investments without stockholder consent.
We have primarily invested and expect to primarily invest in existing anchored, stabilized core retail properties, including power centers, lifestyle centers and grocery-anchored shopping centers (with a purchase price in excess of $20 million), and other need based shopping centers, which are at least 80.0% leased at the time of acquisition and located in the United States. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus and this annual report. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Our properties may be adversely affected by an economic downturn.
The capital and credit markets could experience volatility and disruption. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate related asset values were to decline after we acquired them, we could have a difficult time making new acquisitions or generating returns on our stockholders' investment. If an unfavorable market environment were to emerge, we might need to modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

We rely on our Advisor, and our Advisor relies on Lincoln and its affiliates, acting on behalf of and under the oversight of our Advisor, to identify, structure and negotiate our investments, manage our properties and provide asset management and disposition services in connection with our investments. If Lincoln does not succeed in implementing our investment strategy, our performance will suffer.
Our Advisor has retained Lincoln to perform some of the services for which our Advisor is responsible under the advisory agreement on its behalf. Although our Advisor ultimately will determine whether to recommend particular investments, financing and dispositions to our board of directors, our Advisor will rely primarily on Lincoln and its affiliates, subject to the oversight of our Advisor, for identifying, structuring and negotiating investments, managing and leasing our properties and providing asset management and disposition services in connection with our investments. Personnel of our Advisor do not have significant experience in connection with the types of properties in which we propose to invest and, as a result, have engaged Lincoln and its affiliates. Accordingly, our future success and our ability to implement our investment strategy will depend, to a certain extent, on Lincoln's and its affiliates' performance of these services. If Lincoln does not succeed in implementing our investment strategy, our performance will suffer. In addition, since the services agreement will be automatically renewed unless terminated by our Advisor or Lincoln for cause, or by our Advisor in the event that the advisory agreement is terminated, it may be difficult and costly to terminate and replace Lincoln.
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
If our Advisor, Lincoln or their respective affiliates lose or are unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders investment.
Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Mr. Kahane, and key personnel of Lincoln and its affiliates, each of whom would be difficult to replace. If any of the key personnel were to cease their affiliation with our Advisor or Lincoln, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, would become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Mr. Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor's and Lincoln's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure our stockholders that our Advisor or Lincoln or its affiliates will be successful in attracting and retaining these skilled personnel. If our Advisor or Lincoln or its affiliates lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of their investment may decline.
We may be unable to pay or maintain cash distributions to our stockholders or increase distributions to our stockholders over time, which could adversely affect the return on their investment.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flows from operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as DRIP or financing proceeds become available, rental income from these properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited operating history, we cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT.

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
Our cash flows used in operations for the year ended December 31, 2014 were $4.0 million. During the year ended December 31, 2014, we paid distributions of $27.0 million, of which $2.7 million, or 9.9%, was funded from cash flows provided by operations, $9.5 million, or 35.3%, was funded from proceeds from the issuances of common stock and $14.8 million, or 54.8%, was funded from proceeds proceeds from our IPO which were reinvested in common stock issued under our DRIP. Additionally, we may in the future continue to pay distributions from sources other than from our cash flows from operations. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and reduces our per share stockholder equity.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, it may result in a lower return on stockholders' investment than our stockholders expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, or our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, in order to fund distributions, we may continue to use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings may restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO could affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.
Our rights and the rights of our stockholders to recover claims against our officers, directors, our Advisor and Lincoln are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers, our Advisor and our Advisor's affiliates and Lincoln and Lincoln's affiliates and permits us to indemnify our employees and agents. However, as required by our charter, we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. We have entered into an indemnification agreement with each of our directors and officers, and certain former directors and officers, providing for indemnification of such directors and officers consistent with the provisions of our charter.

Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association ("NASAA") REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor, Lincoln and their respective affiliates, than might otherwise exist under common law, which could reduce our stockholders' and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor, Lincoln and their respective affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
The occurrence of cyber incident, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.
Our remediation costs and lost revenues could be significant if we fall victim to a cyber incident. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.
Disclosures made by American Realty Capital Properties, Inc. (“ARCP”) an entity previously sponsored by the Parent of our Sponsor may adversely affect our ability to raise capital.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations ("AFFO") and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignations of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor. While ARCP’s former chief financial officer does not have a current role in the management of our Sponsor’s or our business, he did serve as our chief financial officer from July 2010 to December 2013. In December 2014, ARCP announced the resignation of its executive chairman, who was also our chief executive officer and the executive chairman of our board of directors until his resignation on December 29, 2014. This individual also is one of the controlling members of the Parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the Parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014. ARCP's filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.

Since the initial announcement in October, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the Parent of our Sponsor have temporarily suspended their participation in the distribution of those offerings. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of those offering. Although we have completed our initial public offering, we may seek to raise additional capital in connection with the operation our business. Similarly to other entities sponsored directly or indirectly by the Parent of our Sponsor, the disclosures made by ARCP, as well as any future disclosures by ARCP, may have an adverse effect on our ability to access capital through, among other things, equity offerings or lending arrangements. If we are unable to access additional capital it may have a material adverse effect on our business including, among other things, our ability to achieve our investment objectives.
We have identified material weaknesses in our internal control over financial reporting.
Our management has identified material weaknesses in our internal control over financial reporting and as a result concluded that our disclosure controls and procedures were not effective as of December 31, 2014.  Management concluded that the Company failed to maintain information technology system access controls supporting the general ledger and accounts payable system applications, specifically controls that are designed to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities, design and maintain appropriate end-user controls over the use of significant spreadsheets supporting the financial reporting process and design and maintain appropriate controls over the authorization of manual journal entries made to the general ledger.  While the control deficiencies did not result in any material or immaterial misstatements in the financial statement accounts, the control deficiencies could increase the likelihood of inaccuracies in our financial statements.  Our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014.  Although management is in the process of developing and implementing a plan to remediate the deficiencies in internal control, there is no assurance that the plan will remediate the material weaknesses or ensure that our internal controls over financial reporting will be effective in the future which could have a material adverse effect on our business including, among other things, our ability to access the capital markets and our ability to provide accurate financial information.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest, including conflicts arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at the Parent of our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the Parent of our Sponsor. For example, American Realty Capital — Retail Centers of America II, Inc. seeks, like us, to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. The investment opportunity allocation agreement we have entered into with American Realty Capital — Retail Centers of America II, Inc. may result in us not being able to acquire separate properties identified by our Advisor and its affiliates. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
We and other programs sponsored directly or indirectly by the Parent of our Sponsor also rely on these real estate professionals to supervise the property management and leasing of properties. Our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

Lincoln and its affiliates will face conflicts of interest relating to the selection, purchase, leasing and management of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Lincoln and/or its affiliates are responsible for, and may in the future be responsible for, the selection, acquisition, leasing and management of one or more real estate investment programs in addition to us (including persons or entities with contractual arrangements with Lincoln and/or its affiliates). We may buy properties at the same time as one or more of these other real estate investment programs. As a result, there may be a conflict between our interests and the interests of Lincoln and its affiliates in connection with acquisitions of investments, which result may have an adverse impact on us. We cannot be sure that officers and key personnel acting on behalf of Lincoln and its affiliates will act in our best interests when deciding whether to allocate any particular investment to us. In addition, we may acquire properties in geographic areas where other real estate investment programs or properties managed by Lincoln and its affiliates own properties. If one of the other real estate investment programs managed by Lincoln and its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment. Similar conflicts of interest may apply to Lincoln's determination of whether to recommend to our Advisor the making or purchase of mortgage, bridge or mezzanine loans or participations therein, since other real estate investment programs Lincoln may manage may be competing with us for these investments.
Our Advisor and Lincoln will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders' investment.
We may enter into joint ventures with other American Realty Capital-sponsored programs and real estate investment programs for which Lincoln and/or its affiliates provide services for the acquisition, development or improvement of properties. Our Advisor and Lincoln and its affiliates may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor and/or Lincoln and its affiliates may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Because our Advisor and its affiliates, or Lincoln and its affiliates, as applicable, will control or have a services relationship with both the co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to that joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor and Lincoln and its affiliates and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, Lincoln and its affiliates and their officers and employees and certain of our key personnel and their respective affiliates are key personnel of general partners, sponsors, managers, owners and advisors of other real estate investment programs, including, with respect to our Advisor, certain of our key personnel and their respective affiliates, American Realty Capital-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours, and may own real properties or provide services with respect to other real properties, some of which compete with us, as well as owning other business interests. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
We disclose funds from operations (“FFO”) and modified funds from operations ("MFFO"), each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP"), and our stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors, FFO and MFFO, which are non-GAAP financial measures. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' FFO and MFFO are not equivalent to our net income or loss or cash flows from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance. In addition, FFO and MFFO are not indicative of cash flows available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of the Parent of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by the Parent of our Sponsor since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
The management of multiple REITs and other direct investment programs by our executive officers and officers of our Advisor and any service provider may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored directly or indirectly by the Parent of our Sponsor, as well as their advisors and their respective affiliates. Some of these REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent or overlapping acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on the experience of the Parent of our Sponsor, a significantly greater time commitment is required of senior management when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the IPO matures. The conflicts of interest each of the officers of our Advisor faces may delay the investment of our proceeds due to the competing time demands.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Certain of our executive officers, including William M. Kahane, chairman of our board of directors, chief executive officer and president, also are officers of our Advisor, our dealer manager and other affiliated entities, including the other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor and its affiliates and Lincoln face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, our Advisor and its affiliates are entitled to fees, a substantial portion of which will be paid to Lincoln and its affiliates, that are structured in a manner intended to provide incentives to perform in our best interests and in the best interests of our stockholders. However, because our Advisor and Lincoln do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, our Advisor's and Lincoln's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend to our board of directors, or Lincoln could be motivated to recommend to our Advisor, riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's or affiliates' entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending to our board or directors, sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our Advisor is entitled to receive certain fees in connection with selling and reinvesting assets. As a result, our Advisor could be motivated to recommend selling and reinvesting assets to our board of directors because our Advisor would be entitled to receive fees, regardless of the quality of the investment. Our advisory agreement requires us to pay a performance-based termination distribution to our Advisor or its affiliates (a substantial portion of which will be paid by our Advisor to Lincoln or its affiliates) if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated Advisor. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance distribution, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest and such conflicts may not be resolved in our favor, which could adversely affect the value of our stockholders' investment.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one of or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
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
We are not registered, and do not intend to register ourself or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourself or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We conduct, and intend to continue conducting, our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test." "Investment securities" excludes (A) government securities, (B) securities issued by employees' securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
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
Under Section 3(c)(5)(C), the SEC staff generally requires an entity to maintain at least 55% of its assets directly in qualifying assets and at least 80.0% of the entity's assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that the entity has with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.
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
We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on the information our board determines appropriate, including independent valuations of our properties. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, our stockholders will not be able to determine the net asset value of their shares on an on-going basis during our IPO. Furthermore, the value determined by our board of directors after 18 months will be only an estimate and may not represent the actual value of our stockholders' shares or the price at which a third party would be willing to purchase their shares.
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
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon notice or to reject any request for repurchase. There is no assurance that funds available for our share repurchase program will be sufficient to accommodate all requests. In addition, the share repurchase program includes numerous restrictions that would limit our stockholders' ability to sell their shares. Generally stockholders must have held their shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, until we establish estimated values for our shares, the purchase price for shares repurchased under our share repurchase program will be based on the amount paid to us for the purchase of common stock (which will equal a percentage ranging from 92.5% to 97.5% until a stockholder has continuously held his shares for at least four years, at which point such percentage will be 100%). We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our IPO. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor or directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The limits on repurchases under our share repurchase plan might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should our stockholders require liquidity, and limit their ability to recover the value our stockholders invested or the fair market value of their shares.
Because our Advisor is wholly owned by our Sponsor through American Realty Capital Retail Special Limited Partnership, LLC (the "Special Limited Partner"), the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors' interest.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of our shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement for our OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP units. Because the OP units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, among others, our stockholders should not expect to be able to own a significant percentage of our shares.
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
Our advisor and its affiliates will perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our advisor has entered into agreements with Lincoln, pursuant to which Lincoln and its affiliates will perform some of the services for which the advisor is responsible under the advisory agreement. Our advisor is paid substantial fees for these services (a substantial portion of which will be paid to Lincoln), which reduces the amount of cash available for investment in properties or distribution to stockholders. At its discretion, our advisor may elect, from time to time, to waive or defer payment of certain fees payable to the advisor in connection with services performed on our behalf, which may affect cash flows provided by operations and result in the availability of additional cash for distribution to stockholders. Any such waiver or deferral would also impact applicable distribution coverage ratios and may affect the usefulness of such coverage ratios as indicators of a program’s ability to cover future distributions to stockholders.

We depend on our OP and its subsidiaries for cash flows and we are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
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
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent (“AWC”) with the Financial Industry Regulatory Authority (“FINRA”); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent, or in connection with any other similar action, proceeding or litigation that may occur, could adversely affect our IPO or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed AWC from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our Dealer Manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000.
To the extent any action would be taken against our Dealer Manager in connection with the above AWC, or in connection with any other similar action, proceeding or litigation that may occur, our Dealer Manager could be adversely affected.
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
As of December 31, 2014, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2014
Minnesota	17.0%
Texas	14.1%
Florida	13.4%
Oklahoma	11.2%
Pennsylvania	9.4%
North Carolina	8.6%
Missouri	6.8%
Ohio	5.0%

Any adverse situation that disproportionately affects the states listed above may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states include:
•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•a shift to e-commerce;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted; and
•increased insurance premiums.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flows and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flows and the amounts available for distributions to our stockholders may be adversely affected.
If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant, in which case, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flows and the amount available for distribution to our stockholders.
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
The seller of a property often sells its property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some of or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to make distributions to our stockholders.
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
Many of our leases do not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell that property, may lead to a sale price less than the price that we paid to purchase the property.
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

Rising expenses could reduce cash flows and could adversely affect our ability to make future acquisitions and to pay cash distributions to our stockholders.
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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 (the “TRIA”) could reduce our cash flows and the return on our stockholders’ investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event the TRIA is not renewed or replace, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such tax onto the tenant, even if some tenant leases permit us to pass through such tax increases to the tenants for payment. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
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
We may use proceeds from our IPO or from other sources to acquire properties, upon which we may construct improvements. We will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
Our properties typically are, and we expect properties we acquire in the future will be, located in developed areas. In these cases, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flows from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.
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
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would adversely affect our operating results.

The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our property manager and its assignees from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
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
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “Disabilities Act”) may affect cash available for distributions.
Our properties are subject to the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure our stockholders that we will be able to acquire properties that comply with the Disabilities Act or that allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. If we cannot acquire properties or allocate responsibilities in this manner, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Retail Industry Risks
Economic conditions in the United States have had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.
U.S. and international markets continue to experience constrained growth. This slow growth may, among other things, impact demand for space and support for rents and property values. Since we cannot predict when the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.
Economic conditions in the United States have had an adverse impact on the retail industry generally. As a result, the retail industry has recently faced reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.
Disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.
If liquidity in the global credit market were to contract due to market disruptions, it might become costly to obtain new lines of credit. We will rely on debt financing to finance our properties and possibly other real estate-related investments. In the event of credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. In the event of liquidity disruptions, we might be forced to modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.
Disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets could constrain equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

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
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant's lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These "co-tenancy" provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
Competition with other retail channels may reduce our profitability and the return on our stockholders' investment.
Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flows will decrease.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
We may face competition from retail centers that are near our properties with respect to the renewal of leases and re-letting of space as leases expire. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flows from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
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

We expect that most of our assets will be public places such as shopping centers. Because these assets will be public places, acts of terror, crimes, mass shootings and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because most of our assets will be open to the public, they will be exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets may be located in large urban areas or areas of high gun ownership, which can be subject to elevated levels of crime and violence. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises' security. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.
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
We generally acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and may pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. In addition, we may borrow if we need additional funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to not more than 50% of the aggregate fair market value of our assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation is calculated once we have invested substantially all the proceeds of our IPO. This limitation will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment.

If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investment.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to changing levels of volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies. If our overall cost of borrowings increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness. In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor as our advisor or our Advisor's ability to replace Lincoln as the service provider. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flows from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.

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
We may enter into hedging transactions to manage risk of interest rate changes or price changes with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

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
Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders' investment.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID") or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flows from the assets. In addition, in the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flows than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (4) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2014, we owned 20 properties, comprised of 4.3 million rentable square feet that were 94.5% leased on a weighted-average basis with a weighted-average remaining lease term of 5.6 years.
The following table represents certain additional information about the properties we own at December 31, 2014:

Property	Acquisition Date	Property Type	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Liberty Crossing	Jun. 2012	Power Center	105,970	93.8%	4.4	$21,582
San Pedro Crossing	Dec. 2012	Power Center	201,965	100.0%	5.2	32,600
Tiffany Springs MarketCenter	Sep. 2013	Power Center	238,382	89.4%	4.0	52,856	(3)
The Streets of West Chester	Apr. 2014	Lifestyle Center	167,155	91.8%	3.8	40,500
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	9.2	25,300
Southway Shopping Center	Jun. 2014	Power Center	181,809	100.0%	3.6	28,900
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	5.6	15,272
Northwoods Marketplace	Aug. 2014	Power Center	236,078	97.1%	4.9	34,818
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	3.5	27,600
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	94.4%	4.3	31,203
Shops at Shelby Crossing	Sep. 2014	Power Center	236,081	89.3%	3.7	29,924
Shoppes of West Melbourne	Sep. 2014	Power Center	144,399	89.1%	5.8	16,618
The Centrum	Sep. 2014	Power Center	270,747	99.4%	4.3	34,914
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	94.7%	3.8	27,175
Southroads Shopping Center	Oct. 2014	Power Center	429,359	93.2%	5.7	57,328
Parkside Shopping Center	Nov. 2014	Power Center	172,622	92.2%	7.7	32,573
West Lake Crossing	Nov. 2014	Power Center	75,928	95.8%	6.3	14,048
Colonial Landing	Dec. 2014	Power Center	263,559	100.0%	5.1	37,226
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	92.6%	9.5	114,707
Township Marketplace	Dec. 2014	Power Center	298,630	96.8%	3.6	41,120
Portfolio, December 31, 2014			4,274,041	94.5%	5.6	$716,264
_____________________

(1)	Remaining lease term as of December 31, 2014, calculated on a weighted-average basis.

(2)	Contract purchase price, net of purchase price adjustments, excluding acquisition related costs.

(3)	Excludes a $0.6 million related to an outparcel of land sale completed during April 2014.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2014:

State	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Florida	3	644,039	15.1%	$8,178	13.4%
Illinois	1	289,277	6.8%	2,181	3.6%
Kentucky	1	172,622	4.0%	2,488	4.1%
Louisiana	1	134,276	3.1%	1,303	2.1%
Minnesota	1	381,831	8.9%	10,351	17.0%
Missouri	1	238,382	5.7%	4,178	6.9%
North Carolina	2	379,859	8.9%	5,279	8.6%
Ohio	1	167,155	3.9%	3,075	5.0%
Oklahoma	2	663,156	15.5%	6,866	11.2%
Pennsylvania	2	401,694	9.4%	5,748	9.4%
South Carolina	1	236,078	5.5%	2,827	4.6%
Texas	4	565,672	13.2%	8,588	14.1%
	20	4,274,041	100.0%	$61,062	100.0%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter as of December 31, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items:

(In thousands)	Future Minimum Base Rent Payments
2015	$58,321
2016	56,416
2017	53,015
2018	41,159
2019	27,868
2020	23,032
2021	18,551
2022	16,743
2023	14,799
2024	11,154
Thereafter	23,380
$344,438

Future Lease Expirations
The following is a summary of lease expirations for the next ten years as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1) Expiring	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet Expiring	Percent of Portfolio Rentable Square Feet Expiring (2)
		(In thousands)
2015	24	$1,160	1.9%	68,557	1.6%
2016	46	3,627	5.9%	230,071	5.7%
2017	50	5,825	9.5%	490,190	12.1%
2018	83	13,413	22.0%	967,639	23.9%
2019	72	12,089	19.8%	785,158	19.4%
2020	27	3,787	6.2%	182,451	4.5%
2021	22	4,351	7.1%	273,703	6.8%
2022	12	1,835	3.0%	121,427	3.1%
2023	12	1,668	2.7%	114,034	2.8%
2024	24	4,029	6.6%	286,368	7.1%
Total	372	$51,784	84.7%	3,519,598	87.0%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	Excludes the rentable square feet associated with our fee simple interest in a ground lease.
Tenant Concentration
As of December 31, 2014, we did not have any tenants whose rentable square feet or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square feet or annualized rental income on a straight-line basis.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of San Pedro Crossing, Tiffany Springs MarketCenter, The Streets of West Chester, Prairie Towne Center, Northwoods Marketplace, Centennial Plaza, Shops at Shelby Crossing, The Centrum, Southroads Shopping Center, Colonial Landing, The Shops at West End and Township Marketplace each represent 5.0% or more or our total portfolio's rentable square feet or annualized rental income on a straight-line basis. The tenant concentration for each of these properties is summarized below.
San Pedro Crossing
The following table lists tenants at San Pedro Crossing whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of San Pedro Crossing as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of San Pedro Crossing Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of San Pedro Crossing Total
					(In years)		(In thousands)
Toys "R" Us, Inc.	1	60,687	30.0%	January 2021	6.1	5 five-year options	$910	27.1%
Barnes and Noble Booksellers, Inc.	1	35,475	17.6%	February 2021	6.2	None	$619	18.5%
The Container Store, Inc.	1	22,817	11.3%	January 2018	3.1	3 five-year options	$552	16.5%
Office Depot, Inc.	1	21,074	10.4%	December 2019	5.0	2 five-year options	$161	4.8%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tiffany Springs MarketCenter
The following table lists tenants at Tiffany Springs MarketCenter whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Tiffany Springs MarketCenter as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Tiffany Springs MarketCenter Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Tiffany Springs MarketCenter Total
					(In years)		(In thousands)
Best Buy Co., Inc.	1	45,676	19.2%	January 2019	4.1	4 five-year options	$795	19.0%
Sports Authority, Inc.	1	41,770	17.5%	January 2019	4.1	4 five-year options	$647	15.5%
PetSmart, Inc.	1	25,464	10.7%	July 2018	3.6	3 five-year options	$526	12.6%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
The Streets of West Chester
The following table lists tenants at The Streets of West Chester whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of The Streets of West Chester as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of The Streets of West Chester Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of The Streets of West Chester Total
					(In years)		(In thousands)
AMC Entertainment, Inc.	1	82,000	49.1%	January 2019	4.1	5 five-year options	$1,789	58.2%
Barnes and Noble Booksellers, Inc.	1	25,000	15.0%	March 2016	1.2	2 five-year options	$300	9.8%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Prairie Towne Center
The following table lists tenants at Prairie Towne Center whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Prairie Towne Center as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Prairie Towne Center Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Prairie Towne Center Total
					(In years)		(In thousands)
Lowe's Companies, Inc.	1	157,900	54.6%	July 2025	10.6	6 five-year options	$1,221	56.0%
Kohl's Corporation	1	106,745	36.9%	January 2024	9.1	10 five-year options	$767	35.2%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Northwoods Marketplace
The following table lists tenants at Northwoods Marketplace whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Northwoods Marketplace as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Northwoods Marketplace Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Northwoods Marketplace Total
					(In years)		(In thousands)
Best Buy Co., Inc.	1	43,278	18.3%	November 2018	3.9	3 five-year options	$434	15.3%
Big Lots Stores, Inc.	1	34,000	14.4%	January 2018	3.1	3 five-year options	$221	7.8%
Barnes and Noble Booksellers, Inc.	1	25,046	10.6%	February 2019	4.2	None	$301	10.6%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Centennial Plaza
The following table lists tenants at Centennial Plaza whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Centennial Plaza as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Centennial Plaza Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Centennial Plaza Total
					(In years)		(In thousands)
Home Depot U.S.A., Inc.	1	102,962	44.0%	January 2019	4.1	5 five-year options	$855	39.3%
Gordmans Stores, Inc.	1	50,000	21.4%	October 2018	3.8	3 five-year options	$500	23.0%
Best Buy Co., Inc.	1	45,753	19.6%	January 2018	3.1	1 five-year option	$400	18.4%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Shops at Shelby Crossing
The following table lists tenants at Shops at Shelby Crossing whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Shops at Shelby Crossing as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Shops at Shelby Crossing Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Shops at Shelby Crossing Total
					(In years)		(In thousands)
Gold's Gym International, Inc.	1	30,937	13.1%	November 2019	4.9	3 five-year options	$378	13.6%
Ross Stores, Inc.	1	29,940	12.7%	January 2018	3.1	4 five-year options	$329	11.8%
TJX Companies, Inc.	1	28,634	12.1%	September 2017	2.8	4 five-year options	$279	10.0%
Petco Animal Supplies, Inc.	1	17,296	7.3%	December 2017	3.0	3 five-year options	$311	11.2%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
The Centrum
The following table lists tenants at The Centrum whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of The Centrum as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of The Centrum Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of The Centrum Total
					(In years)		(In thousands)
Sears Holdings Corporation	1	105,015	38.8%	September 2017	2.8	10 five-year options	$724	24.7%
Stein Mart, Inc.	1	36,000	13.3%	August 2022	7.7	None	$317	10.8%
TJX Companies, Inc.	1	30,000	11.1%	January 2018	3.1	1 five-year option	$263	9.0%
Sky Zone Indoor Trampoline Park	1	25,536	9.4%	August 2024	9.7	2 five-year options	$295	10.1%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Southroads Shopping Center
The following table lists tenants at Southroads Shopping Center whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Southroads Shopping Center as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Southroads Shopping Center Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Southroads Shopping Center Total
					(In years)		(In thousands)
Reasor LLC	1	75,000	17.5%	August 2018	3.7	4 five-year options	$636	13.6%
AMC Entertainment, Inc.	1	74,182	17.3%	December 2025	11.0	4 five-year options	$1,067	22.7%
TSA Stores, Inc.	1	59,451	13.8%	January 2018	3.1	3 five-year options	$386	8.2%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Colonial Landing
The following table lists tenants at Colonial Landing whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Colonial Landing as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Colonial Landing Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Colonial Landing Total
					(In years)		(In thousands)
TSA Stores, Inc.	1	44,493	16.9%	January 2018	3.1	4 five-year options	$533	13.8%
Jo-Ann Stores, LLC	1	37,308	14.2%	April 2017	2.3	3 five-year options	$349	9.0%
hhgregg, Inc.	1	30,662	11.6%	May 2018	3.4	4 five-year options	$521	13.5%
Bed Bath & Beyond, Inc.(2)	1	27,761	10.5%	January 2024	9.1	4 five-year options	$291	7.5%
Buy Buy Baby, Inc.(2)	1	26,405	10.0%	January 2024	9.1	4 five-year options	$378	9.8%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	Buy Buy Baby, Inc. is a subsidiary of Bed Bath & Beyond, Inc.

The Shops at West End
The following table lists tenants at The Shops at West End whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of The Shops at West End as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of The Shops at West End Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of The Shops at West End Total
					(In years)		(In thousands)
Kerasotes Showplace Theatres, LLC	1	59,500	15.6%	November 2029	14.9	2 five-year options	$2,116	20.4%
SUPERVALU Inc.	1	55,288	14.5%	December 2029	15.0	4 five-year options	$1,354	13.1%
Latitude 360 Minneapolis, LLC(2)	1	43,808	11.5%	May 2025	10.4	1 five-year option	$1,101	10.6%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	As of December 31, 2014, payment rent for Latitude 360 Minneapolis, LLC had not yet commenced.
Township Marketplace
The following table lists tenants at Township Marketplace whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Township Marketplace as of December 31, 2014, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Township Marketplace Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Township Marketplace Total
					(In years)		(In thousands)
Lowe's Companies, Inc.	1	125,789	42.1%	August 2017	2.7	1 five-year option & 1 four-year option	$985	30.7%
Cinemark USA, Inc.	1	39,470	13.2%	June 2019	4.5	2 five-year options & 1 four-year option	$701	21.8%
_____________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financing
Our mortgage notes payable as of December 31, 2014 consists of the following:

		Outstanding Loan Amount as of	Effective Interest Rate as of
Property	Encumbered Properties	December 31, 2014	December 31, 2014		Interest Rate		Maturity Date
		(In thousands)
Liberty Crossing - Refinanced Loan	1	$11,000	4.66%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (1)	1	17,985	3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	3.92%		Fixed	(2)	Oct. 2018
Shops at Shelby Crossing	1	24,144	4.97%		Fixed		Mar. 2024
Total	4	$86,931	4.28%	(3)
_________________________________

(1)	Payments and obligations pursuant to this mortgage agreement are guaranteed by the Parent of our Sponsor.

(2)	Fixed through an interest rate swap agreement.

(3)	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2014.

Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not traded on a national securities exchange. No established public market currently exists for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
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
Holders
As of March 31, 2015, we had 95.4 million shares of common stock outstanding held by a total of 20,415 stockholders.
Distributions
We qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. From a tax perspective, of the amounts distributed during the years ended December 31, 2014 and 2013, 88.7% and 4.6%, or $0.57 and $0.03 per share per annum represented a return of capital, and 11.3% and 95.4%, or $0.07 and $0.61 per share per annum, represented ordinary dividend income, respectively.
On September 19, 2011, our board of directors authorized, and we declared, distributions which is calculated based on stockholders of record each day during the applicable period of $0.0017534247 per day, which is equivalent to $0.64, based on a 365-day year.
Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The following table reflects distributions declared and paid in cash and through the DRIP to common stockholders, excluding distributions related to Class B Units (as described below) as these distributions are recorded as expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013:

(In thousands)	Distributions Paid in Cash	Distributions Reinvested through DRIP	Distributions Paid on Unvested Restricted Stock	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2014	$830	$603	$3	$1,436	$2,080
2nd Quarter, 2014	1,942	1,893	4	3,839	4,689
3rd Quarter, 2014	3,542	4,220	3	7,765	10,066
4th Quarter, 2014	5,880	8,108	4	13,992	14,960
Total	$12,194	$14,824	$14	$27,032	$31,795

(In thousands)	Distributions Paid in Cash	Distributions Reinvested through DRIP	Distributions Paid on Unvested Restricted Stock	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2013	$103	$30	$—	$133	$154
2nd Quarter, 2013	165	88	1	254	332
3rd Quarter, 2013	313	160	2	475	615
4th Quarter, 2013	494	385	2	881	970
Total	$1,075	$663	$5	$1,743	$2,071
We, our board of directors and the Advisor share a similar philosophy with respect to paying our distributions. Distributions should principally be derived from cash flows generated from operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor may waive certain recurring fees.
Prior to October 1, 2013, we paid the Advisor an asset management fee of up to 0.75% of average invested assets, less amounts paid as an oversight fee. Effective October 1, 2013, the payment of asset management fees in the form of cash, shares or restricted stock grants was eliminated. Instead, we cause the OP to issue (subject to periodic approval by the board of directors) to the Advisor restricted performance-based restricted partnership units of the OP, designated as "Class B Units" for asset management services, which are intended to be profits interests and are issued in an amount equal to the cost of our assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of December 31, 2014, our board of directors has approved the issuance of 169,992 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
In connection with property management and leasing services, unless we contract with a third party, we will pay our Advisor a property management fee of 2.0% of gross revenues from our stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively. If we contract directly with third parties for such services, we will pay them customary market fees and, prior to January 28, 2014, would pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. Effective January 28, 2014 the Advisor eliminated the oversight fee. No such fees were incurred from our Advisor for the year ended December 31, 2014.
The Advisor may elect to waive its fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flows from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. During the year ended December 31, 2014, the Advisor did not waive any such fees incurred. During the year ended December 31, 2013, the Advisor elected to waive $0.1 million of aggregate asset management and property management fees.
In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs and/or property operating costs that would otherwise have been paid by us. The Advisor absorbed $0.3 million and $0.7 million of general and administrative costs during the years ended December 31, 2014 and 2013, respectively. No property operating costs were absorbed by the Advisor during the year ended December 31, 2014. The Advisor absorbed approximately $41,000 of property operating costs during the year ended December 31, 2013.
During the years ended December 31, 2014 and 2013, distributions paid to common stockholders totaled $27.0 million and $1.7 million, inclusive of $14.8 million and $0.7 million of distributions reinvested pursuant to the DRIP, respectively. During the year ended December 31, 2014, cash used to pay our distributions was generated from cash flows from operations, proceeds from the issuance of common stock and from common stock issued pursuant to our DRIP. During the year ended December 31, 2013, cash used to pay our distributions was generated from proceeds from the issuance of common stock and from common stock issued pursuant to our DRIP. As we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from our issuance of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Share-Based Compensation
Stock Option Plan
We have a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to our independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our Plan as of December 31, 2014:

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
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further approval by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares will be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014 and 2013, we had 15,600 and 19,800 unvested restricted shares, respectively, that were granted pursuant to the RSP.
Recent Sale of Unregistered Equity Securities
For its asset management services, we cause the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units" which are intended to be profit interests and will be subject to forfeiture unless certain events happen and certain conditions are met. See Note 10 — Related Party Transactions and Arrangements of the accompanying notes to the consolidated financial statements. During the year ended December 31, 2014, our board of directors approved the issuance of 169,992 Class B Units to the Advisor in connection with this arrangement.

Use of Proceeds from Sales of Registered Securities
On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covered up to 25.0 million shares available pursuant to the DRIP under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed the Follow-On Registration Statement with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we continued offering and selling shares in our IPO until September 12, 2014. The IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of December 31, 2014, we had 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $938.7 million.
The following table reflects the offering costs associated with issuances of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to December 31, 2014
Selling commissions and dealer manager fees	$88,000
Other offering costs	13,364
Total offering costs	$101,364
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to December 31, 2014
Total commissions paid to the Dealer Manager	$88,000
Less:
Commissions to participating broker-dealers	(60,322)
Reallowance to participating broker-dealers	(9,849)
Net to the Dealer Manager	$17,829
As of December 31, 2014, cumulative offering costs included $7.7 million incurred from the Advisor and Dealer Manager. We are responsible for offering and related costs from our IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from our IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 1.5% cap as of the end of our IPO are the Advisor's responsibility. As of the close of our IPO, cumulative offering and related costs, excluding commissions and dealer manager fees, did not exceed the 1.5% threshold.
We have used and continue to use the proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. We may originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we have used the net proceeds from our IPO and debt financings to purchase 20 properties with an aggregate base purchase price of $716.3 million. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. Once we have used all of the proceeds from our IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.

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
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares in a given quarter up to the amount of proceeds we receive from our DRIP in that same quarter.
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

When a stockholder requests a redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
			(In thousands)
Cumulative repurchase requests as of December 31, 2013	1	8,674	$87	$9.98
Year ended December 31, 2014	18	64,818	635	9.80
Cumulative repurchase requests as of December 31, 2014 (1)	19	73,492	722	$9.82
Value of shares issued through DRIP			15,506
Excess			$14,784
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 33,024 shares with a weighted-average repurchase price per share of $9.89, which were approved for repurchase as of December 31, 2014 and were completed during the first quarter of 2015. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2014.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the SRP at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
Item 6. Selected Financial Data.
The following selected financial data as of and for the four years ended December 31, 2014 and as of December 31, 2010 and for the period from July 29, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (in thousands)	2014	2013	2012	2011	2010
Total real estate investments, at cost	$764,785	$107,493	$55,057	$—	$—
Total assets	$935,810	$119,942	$55,724	$36	$1,156
Mortgage notes payable	$86,931	$63,083	$40,725	$—	$—
Notes payable	$—	$—	$7,235	$—	$—
Total liabilities	$152,710	$73,061	$57,046	$3,755	$956
Total stockholders' equity (deficit)	$783,100	$46,881	$(1,322)	$(3,719)	$200

	Year Ended December 31,				For the Period from July 29, 2010 (date of inception) to December 31,
Operating data (In thousands, except share and per share data)	2014	2013	2012	2011	2010
Total revenues	$28,109	$7,161	$1,266	$—	$—
Total operating expenses	36,887	8,974	2,635	313	—
Operating loss	(8,778)	(1,813)	(1,369)	(313)	—
Total other expenses, net	(3,854)	(2,891)	(833)	—	—
Net loss	$(12,632)	$(4,704)	$(2,202)	$(313)	$—
Other data:
Cash flows provided by (used in) operating activities	$4,044	$(786)	$187	$(260)	$—
Cash flows used in investing activities	$(586,368)	$(12,740)	$(12,902)	$—	$—
Cash flows provided by financing activities	$739,992	$26,543	$12,993	$259	$1
Per share data:
Basic and diluted net loss per share	$(0.26)	$(1.46)	$(6.15)	$(14.90)	$—
Distributions declared per common share	$0.64	$0.64	$0.64	$—	$—
Basic and diluted weighted-average shares outstanding	49,231,737	3,216,903	358,267	21,000	20,000

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
Overview
American Realty Capital — Retail Centers of America, Inc. (the "Company," "we," "our" or "us"), incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO.
On March 9, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. On March 4, 2013, our board of directors approved an extension of the termination date of the IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed a registration statement on Form S-11 (File No. 333-194586) (the "Follow-On Registration Statement") with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we continued offering and selling shares in our IPO until September 12, 2014.
The IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864).
As of December 31, 2014, we had 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $938.7 million.
We have acquired and intend to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of December 31, 2014, we owned 20 properties with an aggregate purchase price of $716.3 million, comprised of 4.3 million rentable square feet which were 94.5% leased on a weighted-average basis.
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

We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with AR Capital, LLC, the parent of our sponsor, as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the close of the IPO, offering costs were less than 11.5% of the gross proceeds received in the IPO.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statement of operations.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.

We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations, prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.

Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The revised guidance is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We have elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of the new guidance.

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of the new guidance.
Results of Operations
We purchased our first property and commenced active operations in June 2012. As of December 31, 2014, we owned 20 properties with an aggregate base purchase price of $716.3 million, comprised of 4.3 million rentable square feet that were 94.5% leased on a weighted-average basis.
Comparison of the Year Ended December 31, 2014 to Year Ended December 31, 2013
As of January 1, 2013, we owned two properties (our "Same Store") with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 96.5% leased on a weighted-average basis. We have acquired 18 properties since January 1, 2013 for an aggregate base purchase price of $662.1 million, comprised of 4.0 million rentable square feet that were 94.3% leased on a weighted-average basis as of December 31, 2014 (our "Acquisitions"). Accordingly, our results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013 reflect significant increases in most categories.
During the year ended December 31, 2014, we entered into five new leases comprising a total of 12,821 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.3 million, representing average rent per square foot of $23.53 In addition, we executed renewals on nine leases comprising a total of 81,957 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $1.1 million, representing average rent per square foot of $13.59. Prior to the renewals, the average annualized rental income on a straight-line basis was $11.58 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $8.01 per square foot.
Rental Income
Rental income increased $16.1 million to $21.5 million for the year ended December 31, 2014, compared to $5.4 million for the year ended December 31, 2013. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $15.8 million for the year ended December 31, 2014. In addition, Same Store rental income increased by $0.2 million, primarily due to the increase in rental rates resulting from renewed leases of $0.1 million and an increase in contingent rental income of $0.1 million due to the increased duration of our ownership during tenants' lease years during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $4.9 million to $6.7 million for the year ended December 31, 2014, compared to $1.8 million for the year ended December 31, 2013. This increase in operating expense reimbursements was primarily due to our Acquisitions, which resulted in a $4.8 million increase for the year ended December 31, 2014. Same Store operating expense reimbursements remained consistent at $1.4 million for the years ended December 31, 2014 and 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Property Operating Expenses
Property operating expenses increased $6.5 million to $8.8 million for the year ended December 31, 2014, compared to $2.3 million for the year ended December 31, 2013. This increase in property operating expenses was primarily due to our Acquisitions, which resulted in a $6.3 million increase for the year ended December 31, 2014. In addition, Same Store property operating expenses increased by $0.1 million, which primarily related to an increase in real estate taxes and third party management fees, coupled with the absorption of approximately $41,000 of property operating costs by the Advisor for the year ended December 31, 2013. No property operating costs were absorbed by the Advisor during the year ended December 31, 2014. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $0.2 million of impairment charges during the year ended December 31, 2014. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with acquisition of Stirling Slidell Centre. No impairment charges were incurred during the year ended December 31, 2013.

Fair Value Adjustment to Contingent Purchase Price Obligation
During the year ended December 31, 2014, we recorded a $0.7 million fair value adjustment related to the write-off of a contingent consideration purchase price obligation in connection with an unsuccessful contractual arrangement associated with the acquisition of Stirling Slidell Centre. No such fair value adjustments were made during the year ended December 31, 2013.
Operating Fees to Affiliates
Until October 1, 2013, our affiliated Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by Lincoln. Our Advisor elected to waive these fees for the year ended December 31, 2013. For the year ended December 31, 2013, we would have incurred aggregate asset management and oversight fees of $0.1 million had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated, in addition to the oversight fee. Instead, we cause the OP to issue (subject to periodic approval by our board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units," which will be forfeited unless certain conditions are met. During the year ended December 31, 2014, the board of directors approved the issuance of 169,992 Class B Units to the Advisor in connection with this arrangement. During the year ended December 31, 2013, no Class B Units were issued to the Advisor in connection with this arrangement.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $10.9 million to $11.9 million for the year ended December 31, 2014, compared to $1.0 million for the year ended December 31, 2013. This increase was primarily due to our acquisition of 17 properties with a base purchase price of $609.2 million during the year ended December 31, 2014. The acquisition and transaction related expenses of $1.0 million for the year ended December 31, 2013 primarily related to our acquisition of Tiffany Springs MarketCenter in September 2013.
General and Administrative Expenses
General and administrative expenses increased $2.1 million to $2.6 million for the year ended December 31, 2014, compared to $0.5 million for the year ended December 31, 2013. This increase related primarily to higher legal and accounting fees, audit fees, transfer agent fees, state and local income taxes and support from affiliate fees to support our current real estate portfolio. Additionally, this increase resulted from the $0.4 million decrease in general and administrative costs absorbed by the Advisor during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $8.9 million to $14.1 million for the year ended December 31, 2014, compared to $5.2 million for the year ended December 31, 2013. This increase was primarily attributable to our Acquisitions, which resulted in an increase in depreciation and amortization expenses of $9.9 million for the year ended December 31, 2014. This increase was partially offset by a $1.0 million decrease in Same Store depreciation and amortization, primarily due to the expiration of identifiable intangible assets associated with existing leases in-place at acquisition. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.1 million to $3.9 million for the year ended December 31, 2014, compared to $2.8 million for the year ended December 31, 2013. Interest expense for the year ended December 31, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $70.3 million and a weighted-average effective interest rate of 4.11%, as well as unused fees on our Credit Facility and amortization of deferred financing costs. Interest expense for the year ended December 31, 2013 resulted from our mortgage notes payable, which had a weighted-average balance of $45.6 million and a weighted-average interest rate of 4.78%, our unsecured notes payable, which had a weighted-average balance of $5.2 million and a weighted-average effective interest rate of 7.15% and amortization of deferred financing costs.
Extinguishment of Debt
We incurred $0.1 million for our extinguishment of debt during the year ended December 31, 2013 in connection with our refinancing of the Liberty Crossing property during June 2013. In connection with the refinancing, which qualified as an extinguishment of debt based on the significance of changes to the terms of the loan, we wrote off approximately $74,000 of related deferred financing costs and incurred approximately $56,000 of penalties, interest and fees during the year ended December 31, 2013. We did not extinguish any debt during the year ended December 31, 2014.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Rental Income
Rental income increased $4.4 million to $5.4 million for the year ended December 31, 2013, compared to $1.0 million for the year ended December 31, 2012. $0.9 million of this $4.4 million increase was attributable to our acquisition and operation of Tiffany Springs MarketCenter, which was acquired on September 26, 2013 for a base purchase price of $53.5 million, comprised of 0.2 million rentable square feet that were 88.8% leased on a weighted-average basis as of December 31, 2013. $0.6 million of the increase was driven by our operation of Liberty Crossing for the full year ended December 31, 2013, as compared to the period from June 8, 2012 (date of Liberty Crossing acquisition) to December 31, 2012. $2.9 million of the increase in rental income was driven by our operation of San Pedro Crossing for the full year ended December 31, 2013, as compared to the period from December 21, 2012 (date of San Pedro Crossing acquisition) to December 31, 2012.
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
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash provided by operating activities was $4.0 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the year ended December 31, 2014 included $11.9 million of acquisition and transaction related costs. Cash inflows primarily related to an increase in accounts payable and accrued expenses of $5.1 million, a net loss adjusted for non-cash items of $2.0 million (net loss of $12.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, impairment charges, share-based compensation, loss on disposition of land and the ineffective portion of the derivative, partially offset by amortization of mortgage premium and fair value adjustment to contingent purchase price obligation totaling $14.6 million) and an increase in deferred rent and other liabilities due to the timing of the receipt of rental payments and payment of our expenses of $1.2 million. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.2 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.
Net cash used in investing activities during the year ended December 31, 2014 of $586.4 million included $584.0 million related to our acquisition of 17 properties, $1.5 million related to capital expenditures and $1.3 million related to deposits for future real estate acquisitions, partially offset by $0.5 million of proceeds from the disposition of an outparcel of land.
Net cash provided by financing activities during the year ended December 31, 2014 of $740.0 million related to proceeds from the issuance of common stock of $853.5 million. These inflows were partially offset by payments related to offering costs of $90.1 million, cash distributions of $12.2 million, payments of deferred financing costs of $7.1 million, an increase in restricted cash of $2.5 million and payments to affiliates, net of $1.0 million.

Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash used in operating activities was $0.8 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the year, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2013 include $1.0 million of acquisition and transaction costs. Cash outflows included an increase in prepaid expenses and other assets of $1.5 million due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid property and directors and officers insurance and prepaid strategic advisory fees and a decrease in accounts payable and accrued expenses of $0.9 million primarily related to a decrease in due to affiliate of $1.2 million partially offset by an increase in accrued property. These cash outflows were partially offset by cash inflows including net loss adjusted for non-cash items of $1.4 million (net loss of $4.7 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs and share-based compensation totaling $6.1 million).
Net cash used in investing activities during the year ended December 31, 2013 of $12.7 million primarily related to our acquisition of Tiffany Springs MarketCenter for a base purchase price of $53.5 million, which was partially offset by acquisition financing of $40.9 million.
Net cash provided by financing activities during the year ended December 31, 2013 of $26.5 million related to proceeds from the issuances of common stock of $62.3 million and proceeds from mortgage notes payable of $11.0 million. These inflows were partially offset by payments of mortgage notes payable of $29.5 million, payments of notes payable of $7.2 million, payments related to offering costs of $7.2 million and cash distributions of $1.1 million.
Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 included $1.0 million of acquisition and transaction costs. Cash outflows included net loss adjusted for non-cash items of $0.9 million (net loss of $2.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation totaling $1.3 million). These cash outflows were partially offset by an increase of $1.5 million in accounts payable and accrued expenses mainly due to interest payable related to mortgage and notes payable and accrued property operating expenses.
Net cash used in investing activities of $12.9 million during the year ended December 31, 2012 primarily related to the acquisition of two properties with an aggregate purchase price of $54.2 million, which were financed at acquisition with $40.7 million of mortgage notes payable.
Net cash provided by financing activities of $13.0 million during the year ended December 31, 2012 related to proceeds from the issuance of common stock of $7.7 million and proceeds from notes payable of $7.2 million. These inflows were partially offset by payments related to offering costs of $1.3 million.
Liquidity and Capital Resources
In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We continued offering and selling shares in our IPO until September 12, 2014. Our IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of December 31, 2014, we had 94.4 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $938.7 million. We purchased our first property and commenced active operations in June 2012.
As of December 31, 2014, we had cash and cash equivalents of $171.0 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions are met through net proceeds received from our IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.

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
We also expect to use proceeds from secured and unsecured financings from banks or other lenders as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation is calculated once we have invested substantially all the proceeds of our IPO. This limitation will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
On June 11, 2014, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility that provides for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. On December 2, 2014, we, through the OP and certain of our subsidiaries acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amends and restates the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from our IPO, are expected to be used to finance portfolio acquisitions and for general corporate purposes. As of December 31, 2014, our unused borrowing capacity was $120.9 million, based on the assets assigned to the Credit Facility. On February 9, 2015, we assigned additional assets to the Credit Facility, increasing our unused borrowing capacity to $325.0 million. As of December 31, 2014, we had no outstanding borrowings under the Amended Credit Facility.
The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. We, certain of our subsidiaries and certain subsidiaries of the OP will guarantee the obligations under the Amended Credit Facility.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2013	1	8,674	$9.98
Year ended December 31, 2014	18	64,818	9.80
Cumulative repurchase requests as of December 31, 2014 (1)	19	73,492	$9.82

_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 33,024 shares with a weighted-average repurchase price per share of $9.89, which were approved for repurchase as of December 31, 2014 and were completed during the first quarter of 2015. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2014.

Acquisitions
Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. As of April 15, 2015, we owned 22 properties with an aggregate purchase price of $757.7 million. We currently have $161.9 million of assets under contract. Pursuant to the terms of the purchase and sale agreements, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national stock exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition and transaction-related fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flows from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.

We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defied acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing such as our IPO where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Year Ended December 31, 2014
Net loss (in accordance with GAAP)	$(599)	$(2,913)	$(4,773)	$(4,347)	$(12,632)
Loss on disposition of land	—	19	—	—	19
Impairment charges	—	—	—	186	186
Depreciation and amortization	1,644	2,797	4,251	5,388	14,080
FFO	1,045	(97)	(522)	1,227	1,653
Acquisition fees and expenses	20	1,768	3,483	6,620	11,891
Amortization of mortgage premium	—	—	—	(12)	(12)
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	214	216	256	(514)	172
Mark-to-market adjustments	—	5	(2)	2	5
Straight-line rent	(23)	(36)	(119)	(355)	(533)
Fair value adjustment to contingent purchase price obligation	—	—	—	(672)	(672)
MFFO	$1,256	$1,856	$3,096	$6,296	$12,504
Distributions
On September 19, 2011, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period, equal to $0.0017534247 per day, which is equivalent to $0.64 based on a 365-day year. Distributions began to accrue to record holders on June 8, 2012, the date of our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the year ended December 31, 2014, distributions paid to common stockholders totaled $27.0 million, inclusive of $14.8 million of distributions reinvested pursuant to the DRIP. During the year ended December 31, 2014, cash used to pay distributions was generated from cash flows from operations, proceeds from the IPO and proceeds from our IPO that were reinvested in common stock issued pursuant to our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods indicated:

	Three Months Ended								Year Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		December 31, 2014
(Dollar amounts in thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$830		$1,942		$3,542		$5,880		$12,194
Distributions reinvested	603		1,893		4,220		8,108		14,824
Distributions on unvested restricted stock	3		4		3		4		14
Total distributions	$1,436		$3,839		$7,765		$13,992		$27,032

Source of distribution coverage:
Cash flows provided by (used in) by operations (1)	$291	20.3%	$(291)	(7.6)%	$3,545	45.7%	$(884)	(6.3)%	$2,661	9.9%
Proceeds from issuance of common stock	542	37.7%	2,237	58.3%	—	—%	6,768	48.4%	9,547	35.3%
Common stock issued pursuant to the DRIP / offering proceeds	603	42.0%	1,893	49.3%	4,220	54.3%	8,108	57.9%	14,824	54.8%
Proceeds from financings	—	—%	—	—%	—	—%	—	—	—	—%
Total source of distribution coverage	$1,436	100.0%	$3,839	100.0%	$7,765	100.0%	$13,992	100.0%	$27,032	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$291		$(3,530)		$8,167		$(884)		$4,044
Net loss (in accordance with GAAP)	$(599)		$(2,913)		$(4,773)		$(4,347)		$(12,632)
_____________________

(1)	Cash flows provided by (used in) operations for the year ended December 31, 2014 include acquisition and transaction related expenses of $11.9 million.
For the year ended December 31, 2014, cash flows provided by operations were $4.0 million. As shown in the table above, we funded distributions with cash flows from operations, proceeds from our IPO and proceeds from our IPO that were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Annual Report on Form 10-K.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO for the period from July 29, 2010 (date of inception) through December 31, 2014:

(In thousands)	Period from July 29, 2010 (date of inception) to December 31, 2014
Distributions paid:
Common stockholders in cash	$13,390
Common stockholders pursuant to DRIP / offering proceeds	15,506
Distributions on unvested restricted stock	19
Total distributions paid	$28,915

Reconciliation of net loss:
Revenues	$36,536
Acquisition and transaction related	(13,856)
Depreciation and amortization	(20,390)
Other operating expenses	(14,563)
Other non-operating expenses	(7,578)
Net loss (in accordance with GAAP) (1)	$(19,851)

Cash flows provided by operations	$3,185

FFO	$743
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock and OP Units outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flows from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was $7.56. The offering price of shares under the primary portion of our IPO (excluding purchase price discounts for certain categories of purchasers) at December 31, 2014 was $10.00.
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
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2014, we were in compliance with the financial covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of December 31, 2014, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) approximated 12.2%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility over the next five years and thereafter as of December 31, 2014:

		2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$86,931	$363	$778	$63,651	$22,139
Interest on mortgage notes payable	19,258	3,714	7,382	3,701	4,461
Interest on Credit Facility	3,232	824	1,650	758	—
Ground lease rental payments due	11,731	464	956	995	9,316
	$121,152	$5,365	$10,766	$69,105	$35,916
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. Commencing with such taxable year, we were organized and operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
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
As of December 31, 2014, our debt consisted of fixed-rate secured mortgage financings with a carrying value of $87.2 million and a fair value of $89.3 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.8 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2014 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, the Company is required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of each fiscal quarter. As described below, management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of the Company’s internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the material weaknesses in internal control over financial reporting, as described below.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that as of December 31, 2014 the Company failed to:

•
Maintain information technology system access controls supporting the general ledger and accounts payable system applications, specifically controls that are designed to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities;

•	Design and maintain appropriate end-user controls over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Design and maintain appropriate controls over the authorization of manual journal entries made to the general ledger.
While the control deficiencies did not result in any material or immaterial misstatements in the financial statement accounts, the control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2014.
KPMG LLP, an independent registered public accounting firm was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged to audit the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 and accordingly you will not find a report from KPMG LLP regarding their assessment of the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Remediation Plan
Management, and our Board of Directors, is focused on improving the Company’s processes and internal controls. The Audit Committee of the Board of Directors of the Company has directed management to proceed with a remediation plan. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control referenced above. Specifically:

•
Management will continue to evaluate and revise its business process review to ensure that information systems, processes, internal controls, monitoring activities and personnel are fully aligned with our financial reporting objectives.

•
Management has begun to establish appropriate and more restrictive access controls with respect to the general ledger IT application and supporting systems and to establish appropriate segregation of duties within the accounts payable and cash disbursements process. Additional staffing will be added to manage system administration.

•	Excel tools and sub-ledgers will be removed from the enterprise-wide shared drives, and appropriate computing and access controls will be implemented.

•
Management will improve the documentation of the Company’s system of internal control over financial reporting, specifically its control environment, business processes and control activities responsive to the risks of misstatement, operating policies and procedures, and monitoring activities.

We intend to execute our remediation plan as soon as feasible. We will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future. If we are unable to remediate this material weakness, we may not timely file our periodic reports with the SEC which will have a material adverse effect on our ability to access the capital markets and affect our ability to provide accurate financial information.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, Attention: Chief Financial Officer. Our code of ethics is also publicly available on our website at www.americanrealtycap.com/documents/ARCRCACodeofEthics.pdf. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-34 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (3)	Articles of Amendment and Restatement of the Company
3.2 (2)	Bylaws of the Company
4.1 (11)
Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of October 24, 2014, among the Company and American Realty Capital Retail Advisor, LLC, Lincoln Retail REIT Services, LLC and other Limited Partners

10.1 (4)	Amended and Restated Escrow Agreement, dated July 30, 2012, among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC
10.2 (1)	Property Management Agreement, dated March 17, 2011, between the Company and American Realty Capital Retail Advisor, LLC
10.3 (1)	Leasing Agreement, dated March 17, 2011, between the Company and American Realty Capital Retail Advisor, LLC
10.4 (5)	Company's Restricted Share Plan
10.5 (5)	Company's Stock Option Plan
10.15 (6)	Purchase and Sale Agreement, dated as of June 28, 2013, among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.16 (6)	Amendment to Purchase and Sale Agreement, dated as of July 29, 2013, among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.17 (6)	Second Amendment to Purchase and Sale Agreement, dated as of August 1, 2013, among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.18 (7)	Term Loan Agreement, dated as of September 26, 2013, between ARC TSKCYMO001, LLC and Bank of America, N.A.
10.19 (10)	Second Amended and Restated Advisory Agreement, dated as of January 14, 2014, among the Company, American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisor, LLC
10.20 (10)
First Amendment to Second Amended and Restated Advisory Agreement, entered into as of January 28, 2014, among the Company, American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisor, LLC

10.21 (11)	Agreement of Purchase and Sale dated as of January 28, 2014, among Streets of West Chester-Phase II, LLC, RREEF America REIT II Corp. CCC and American Realty Capital IV, LLC
10.22 (11)	Agreement of Purchase and Sale dated as of April 2, 2014, between Prairie Towne LLC and American Realty Capital IV, LLC
10.23 (11)	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated as of April 4, 2014, between FP Southway, LLC and American Realty Capital IV, LLC
10.24 *
Amended and Restated Credit Agreement dated as of December 2, 2014, among American Realty Capital Retail Operating Partnership, L.P., the guarantors party thereto, the lenders party thereto, Regions Bank and BMO Harris Bank N.A.

10.25 (12)	Contract of Sale dated as of June 11, 2014, between DRA-RCG North Charleston SPE LLC and American Realty Capital IV, LLC
10.26 (12)	Purchase and Sale Agreement dated as of July 14, 2014, between American Realty Capital IV, LLC and Northlake Commons, L.L.C.
10.27 (9)	Agreement of Sale, dated July 17, 2014, between Centennial Plaza 555, LLC and American Realty Capital IV, LLC

Exhibit No.	Description
10.28 (9)	Contract of Sale, dated August 13, 2014, between Pineville Centrum Limited Partnership and American Realty Capital IV, LLC
10.29 (9)	Purchase and Sale Agreement, dated August 19, 2014, between Southroads, L.L.C. and American Realty Capital IV, LLC
10.30 (9)	Loan Agreement, dated as of March 6, 2014, between Sebring Landing, LLC and Goldman Sachs Mortgage Company
10.31 (9)
Assumption and Release Agreement, dated as of September 5, 2014, among Sebring Landing, LLC, Debartolo Real Estate Investments, LLC, ARC SSSEBFL001, the Company and American Realty Capital Retail Operating Partnership, L.P.

10.32 (9)	Guaranty, dated September 5, 2014, between the Company and American Realty Capital Operating Partnership, L.P. for the benefit of Wells Fargo Bank, National Association
10.33 *	Indemnification Agreement, dated as of December 31, 2014, between the Company and certain current and former directors, officers and service providers of the Company
10.34 *	Agreement for Purchase and Sale, dated as of November 3, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.35 *	First Amendment to Agreement for Purchase and Sale, dated as of December 3, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.36 *	Second Amendment to Agreement for Purchase and Sale, dated as of December 5, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.37 *	Third Amendment to Agreement for Purchase and Sale, dated as of December 10, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.38 *	Fourth Amendment to Agreement for Purchase and Sale, dated as of December 16, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.39 *	Fifth Amendment to Agreement for Purchase and Sale, dated as of December 18, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.40 *	Sixth Amendment to Agreement for Purchase and Sale, dated as of December 19, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.41 *	Seventh Amendment to Agreement for Purchase and Sale, dated as of December 22, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.42 *	Eighth Amendment to Agreement for Purchase and Sale, dated as of December 23, 2014, between AD West End, LLC and American Realty Capital IV, LLC
14.1 (8)	Code of Ethics
16.1 (13)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries
23.1 *	Consent of KPMG LLP
23.2 *	Consent of Grant Thornton LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement filed with the SEC on August 12, 2011.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11/A filed with the SEC on February 4, 2011.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 8, 2012.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement filed with the SEC on March 15, 2011.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 12, 2013.

(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 14, 2014.

(10)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014.

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 7, 2014.

(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 11, 2014.

(13)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April, 2015.

AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
By:	/s/ WILLIAM M. KAHANE
WILLIAM M. KAHANE
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ William M. Kahane	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2015
William M. Kahane

/s/ Patrick Goulding	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 15, 2015
Patrick Goulding

/s/ Kase Abusharkh	Chief Investment Officer	April 15, 2015
Kase Abusharkh

/s/ David Gong	Lead Independent Director	April 15, 2015
David Gong

/s/ Edward G. Rendell	Independent Director	April 15, 2015
Edward G. Rendell

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
American Realty Capital — Retail Centers of America, Inc.
We have audited the accompanying consolidated balance sheet of American Realty Capital — Retail Centers of America, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule III, real estate and accumulated depreciation. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital — Retail Centers of America, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital — Retail Centers of America, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital - Retail Centers of America, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012 (not presented herein), and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital - Retail Centers of America, Inc. and subsidiaries as of December 31, 2013 and 2012 (not presented herein), and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 10, 2014

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost:
Land	$158,787	$28,192
Buildings, fixtures and improvements	478,854	62,702
Acquired intangible lease assets	127,144	16,599
Total real estate investments, at cost	764,785	107,493
Less: accumulated depreciation and amortization	(19,115)	(6,097)
Total real estate investments, net	745,670	101,396
Cash and cash equivalents	170,963	13,295
Restricted cash	3,469	1,018
Prepaid expenses and other assets	7,591	2,272
Deferred costs, net	8,117	1,397
Land held for sale	—	564
Total assets	$935,810	$119,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$86,931	$63,083
Mortgage premium, net	292	—
Below-market lease liabilities, net	48,113	912
Derivatives, at fair value	332	98
Accounts payable and accrued expenses	10,329	8,211
Deferred rent and other liabilities	1,575	382
Distributions payable	5,138	375
Total liabilities	152,710	73,061
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 94,448,748 and 7,253,833 shares issued and outstanding at December 31, 2014 and 2013, respectively	944	72
Additional paid-in capital	836,387	56,384
Accumulated other comprehensive loss	(327)	(98)
Accumulated deficit	(53,904)	(9,477)
Total stockholders' equity	783,100	46,881
Total liabilities and stockholders' equity	$935,810	$119,942

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$21,450	$5,406	$990
Operating expense reimbursements	6,659	1,755	276
Total revenues	28,109	7,161	1,266
Operating expenses:
Property operating	8,844	2,337	295
Impairment charges	186	—	—
Fair value adjustment to contingent purchase price obligation	(672)	—	—
Acquisition and transaction related	11,891	978	987
General and administrative	2,558	457	245
Depreciation and amortization	14,080	5,202	1,108
Total operating expenses	36,887	8,974	2,635
Operating loss	(8,778)	(1,813)	(1,369)
Other (expense) income:
Interest expense	(3,907)	(2,761)	(833)
Extinguishment of debt	—	(130)	—
Loss on disposition of land	(19)	—	—
Other income	72	—	—
Total other expense, net	(3,854)	(2,891)	(833)
Net loss	$(12,632)	$(4,704)	$(2,202)

Other comprehensive loss:
Change in unrealized loss on derivative	(229)	(98)	—
Comprehensive loss	$(12,861)	$(4,802)	$(2,202)

Basic and diluted weighted-average shares outstanding	49,231,737	3,216,903	358,267
Basic and diluted net loss per share	$(0.26)	$(1.46)	$(6.15)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2011	33,056	$—	$(3,406)	$—	$(313)	$(3,719)
Issuances of common stock	793,069	8	7,663	—	—	7,671
Common stock offering costs, commissions and dealer manager fees	—	—	(2,919)	—	—	(2,919)
Common stock issued through distribution reinvestment plan	1,993	—	19	—	—	19
Common stock repurchases	—	—	—	—	—	—
Share-based compensation, net of forfeitures	6,000	—	15	—	—	15
Distributions declared	—	—	—	—	(187)	(187)
Net loss	—	—	—	—	(2,202)	(2,202)
Balance, December 31, 2012	834,118	8	1,372	—	(2,702)	(1,322)
Issuances of common stock	6,349,720	63	62,708	—	—	62,771
Common stock offering costs, commissions and dealer manager fees	—	—	(8,309)	—	—	(8,309)
Common stock issued through distribution reinvestment plan	69,669	1	662	—	—	663
Common stock repurchases	(8,674)	—	(87)	—	—	(87)
Share-based compensation	9,000	—	38	—	—	38
Distributions declared	—	—	—	—	(2,071)	(2,071)
Net loss	—	—	—	—	(4,704)	(4,704)
Other comprehensive loss	—	—	—	(98)	—	(98)
Balance, December 31, 2013	7,253,833	72	56,384	(98)	(9,477)	46,881
Issuances of common stock	85,692,602	857	852,213	—	—	853,070
Common stock offering costs, commissions and dealer manager fees	—	—	(86,477)	—	—	(86,477)
Common stock issued through distribution reinvestment plan	1,560,476	16	14,808	—	—	14,824
Common stock repurchases	(64,818)	(1)	(634)	—	—	(635)
Share-based compensation, net of forfeitures	6,655	—	93	—	—	93
Distributions declared	—	—	—	—	(31,795)	(31,795)
Net loss	—	—	—	—	(12,632)	(12,632)
Other comprehensive loss	—	—	—	(229)	—	(229)
Balance, December 31, 2014	94,448,748	$944	$836,387	$(327)	$(53,904)	$783,100

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(12,632)	$(4,704)	$(2,202)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,857	3,116	657
Amortization of in-place lease assets	7,177	2,079	451
Amortization (including accelerated write-off) of deferred costs	758	472	141
Amortization of mortgage premium	(12)	—	—
Amortization of above-market lease assets and accretion of below-market lease liabilities, net	172	428	18
Fair value adjustment to contingent purchase price obligation	(672)	—	—
Impairment charges	186	—	—
Loss on disposition of land	19	—	—
Share-based compensation	93	38	15
Ineffective portion of derivative	5	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,244)	(1,527)	(527)
Accounts payable and accrued expenses	5,144	(922)	1,486
Deferred rent and other liabilities	1,193	234	148
Net cash provided by (used in) operating activities	4,044	(786)	187
Cash flows from investing activities:
Investments in real estate and other assets	(584,018)	(12,575)	(12,902)
Deposits for real estate acquisitions	(1,344)	—	—
Proceeds from disposition of land	543	—	—
Capital expenditures	(1,549)	(165)	—
Net cash used in investing activities	(586,368)	(12,740)	(12,902)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	11,000	—
Payments of mortgage notes payable	(384)	(29,517)	—
Proceeds from notes payable	—	—	7,235
Payments of notes payable	—	(7,235)	—
Payments of deferred financing costs	(7,061)	(949)	(783)
Proceeds from issuances of common stock	853,535	62,311	7,671
Common stock repurchases	(308)	(87)	—
Payments of offering costs and fees related to stock issuances	(90,112)	(7,209)	(1,286)
Distributions paid	(12,208)	(1,080)	(121)
Advances from (payments to) affiliate, net	(1,019)	—	604
Restricted cash	(2,451)	(691)	(327)
Net cash provided by financing activities	739,992	26,543	12,993
Net change in cash and cash equivalents	157,668	13,017	278
Cash and cash equivalents, beginning of period	13,295	278	—
Cash and cash equivalents, end of period	$170,963	$13,295	$278

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosures:
Cash paid for interest	$3,088	$2,311	$599
Cash paid for income taxes	$411	$12	$—
Offering costs in accounts payable and accrued expenses	$1,180	$4,815	$3,715
Receivables for issuances of common stock	$—	$465	$5
Accrued common stock repurchases	$327	$—	$—
Capital improvements in accounts payable and accrued expenses	$1,284	$—	$—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$24,232	$40,875	$40,725
Premium assumed on mortgage note payable	$304	$—	$—
Common stock issued through distribution reinvestment plan	$14,824	$663	$19

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
As of December 31, 2014, the Company had 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $938.7 million.
The Company has acquired and intends to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by the Company or acquired and operated by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of December 31, 2014, the Company owned 20 properties with an aggregate purchase price of $716.3 million, comprised of 4.3 million rentable square feet which were 94.5% leased on a weighted-average basis.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with AR Capital, LLC, the parent of the Company's sponsor (the "Parent of the Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and fair value measurements, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations, prepared by independent valuation firms. The Company also considers information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.
Acquired intangible assets and lease liabilities consist of the following as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$112,997	$7,949	$105,048	$11,601	$2,090	$9,511
Above-market leases	12,569	1,751	10,818	4,998	489	4,509
Below-market ground lease	1,578	—	1,578	—	—	—
Total acquired intangible lease assets	$127,144	$9,700	$117,444	$16,599	$2,579	$14,020
Intangible liabilities:
Below-market lease liabilities	$49,315	$1,202	$48,113	$986	$74	$912
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table provides the weighted-average amortization and accretion periods as of December 31, 2014, for intangible assets and liabilities and the projected amortization expense and adjustments to revenue and property operating expense for the next five years:

(in thousands)	Weighted-Average Amortization Period	2015	2016	2017	2018	2019
In-place leases	6.6 years	$22,879	$20,274	$17,820	$12,060	$7,331
Total to be included in depreciation and amortization		$22,879	$20,274	$17,820	$12,060	$7,331

Above-market lease assets	5.8 years	$2,331	$2,224	$2,138	$1,441	$736
Below-market lease liabilities	17.3 years	(4,604)	(4,094)	(3,869)	(3,375)	(2,940)
Total to be included in rental income		$(2,273)	$(1,870)	$(1,731)	$(1,934)	$(2,204)

Below-market ground lease asset	40.7 years	$39	$39	$39	$39	$39
Total to be included in property operating expense		$39	$39	$39	$39	$39
For the years ended December 31, 2014, 2013 and 2012, amortization of in-place leases of $7.2 million, $2.1 million and $0.5 million, respectively, is included in depreciation and amortization on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2014, 2013 and 2012, net amortization and accretion of above- and below-market lease intangibles of $0.2 million, $0.4 million and approximately $18,000, respectively, is included in rental income on the consolidated statements of operations and comprehensive loss. No amortization of the below-market ground lease asset was recognized in property operating expense for the years ended December 31, 2014, 2013 and 2012.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2014 and 2013, approximately $47,000 and $0.1 million, respectively, were held in an overnight repurchase agreement with the Company's financial institution, in which excess funds over an established threshold were being swept daily.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. As of December 31, 2014, the Company had deposits of $171.0 million of which $170.2 million were in excess of the amount insured by the FDIC. As of December 31, 2013, the Company had deposits of $13.3 million of which $12.6 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
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
December 31, 2014

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
Deferred leasing costs, consisting primarily of lease commissions and payments made to execute new leases, are deferred and amortized over the term of the lease.
As of December 31, 2014, the Company had $8.1 million of deferred costs, net, consisting of $7.5 million of deferred financing costs, net and $0.6 million of deferred leasing costs, net. As of December 31, 2013, the Company had $1.4 million of deferred costs, net, consisting of $1.1 million of deferred financing costs, net and $0.3 million of deferred leasing costs, net.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statement of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
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
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income, until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the Company's consolidated statements of operations and comprehensive loss.
Cost recoveries from tenants are included in operating expense reimbursements on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, offering costs were less than 11.5% (See Note 10 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2012. Commencing with such taxable year, it was organized and operating in such a manner as to qualify for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, the Company must, among other things, distribute annually at least 90% of its REIT taxable income to the Company's stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain the Company's status as a REIT under the Code. From a tax perspective, of the amounts distributed during the year ended December 31, 2014, 88.7%, or $0.57 per share per annum, and 11.3%, or $0.07 per share per annum, represented a return of capital and ordinary dividend income, respectively. Of the amounts distributed during the year ended December 31, 2013, 4.6%, or $0.03 per share per annum, and 95.4%, or $0.61 per share per annum, represented a return of capital and ordinary dividend income, respectively. Of the amounts distributed during the year ended December 31, 2012, 100.0%, or $0.64 per share per annum, represented a return of capital.
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
December 31, 2014

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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The revised guidance is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
The Company owned 20 properties as of December 31, 2014. The rentable square feet or annualized rental income on a straight-line basis of the 12 properties summarized below represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of December 31, 2014.
San Pedro Crossing
On December 21, 2012, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in San Pedro Crossing, a power center located in San Antonio, Texas ("San Pedro Crossing"). The seller had no preexisting relationship with the Company. The purchase price of San Pedro Crossing was $32.6 million, exclusive of closing costs. The acquisition of San Pedro Crossing was funded with proceeds from the Company's IPO and the creation of new mortgage debt secured by San Pedro Crossing. The Company accounted for the purchase of San Pedro Crossing as a business combination and incurred acquisition related costs of $0.6 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Tiffany Springs MarketCenter
On September 26, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Tiffany Springs MarketCenter, a power center located in Kansas City, Missouri ("Tiffany Springs MarketCenter"). The sellers had no preexisting relationship with the Company. The purchase price of Tiffany Springs MarketCenter was $53.5 million, exclusive of closing costs. The acquisition of Tiffany Springs MarketCenter was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by Tiffany Springs MarketCenter. The Company accounted for the purchase of Tiffany Springs MarketCenter as a business combination and incurred acquisition related costs of $0.9 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The Streets of West Chester
On April 3, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in The Streets of West Chester, a lifestyle center located in West Chester Township, Ohio ("The Streets of West Chester"). The sellers had no preexisting relationship with the Company. The purchase price of The Streets of West Chester was $40.5 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of The Streets of West Chester as a business combination and incurred acquisition related costs of $0.7 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Prairie Towne Center
On June 4, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Prairie Towne Center, a power center located in Schaumburg, Illinois (the "Prairie Towne Center"). The seller had no preexisting relationship with the Company. The purchase price of Prairie Towne Center was $25.3 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Prairie Towne Center as a business combination and incurred acquisition related costs of $0.4 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Northwoods Marketplace
On August 15, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Northwoods Marketplace, a power center located in North Charleston, South Carolina ("Northwoods Marketplace"). The seller had no preexisting relationship with the Company. The purchase price of Northwoods Marketplace was $34.8 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Northwoods Marketplace as a business combination and incurred acquisition related costs of $0.7 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Centennial Plaza
On August 27, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Centennial Plaza, a power center located in West Chester Township, Ohio ("Centennial Plaza"). The seller had no preexisting relationship with the Company. The purchase price of Centennial Plaza was $27.6 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Centennial Plaza as a business combination and incurred acquisition related costs of $0.5 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Shops at Shelby Crossing
On September 5, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Shops at Shelby Crossing, a power center located in Sebring, Florida ("Shops at Shelby Crossing"). The sellers had no preexisting relationship with the Company. The purchase price of Shops at Shelby Crossing was $29.9 million, exclusive of closing costs. The acquisition of Shops at Shelby Crossing was funded with proceeds from the Company's IPO and the assumption of existing mortgage debt secured by Shops at Shelby Crossing. The Company accounted for the purchase of Shops at Shelby Crossing as a business combination and incurred acquisition related costs of $0.5 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The Centrum
On September 29, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Centrum, a power center located in Pineville, North Carolina ("The Centrum"). The seller had no preexisting relationship with the Company. The purchase price of The Centrum was $34.9 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of The Centrum as a business combination and incurred acquisition related costs of $0.6 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Southroads Shopping Center
On October 29, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Southroads Shopping Center, a power center located in Tulsa, Oklahoma ("Southroads Shopping Center"). The seller had no preexisting relationship with the Company. The purchase price of Southroads Shopping Center was $57.3 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Southroads Shopping Center as a business combination and incurred acquisition related costs of $1.0 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
Colonial Landing
On December 18, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the leasehold interest in Colonial Landing, a power center located in Orlando, Florida ("Colonial Landing"). The seller had no preexisting relationship with the Company. The purchase price of Colonial Landing was $37.2 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Colonial Landing as a business combination and incurred acquisition related costs of $0.7 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The Shops at West End
On December 23, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in The Shops at West End, a lifestyle center located in St. Louis Park, Minnesota ("The Shops at West End"). The seller had no preexisting relationship with the Company. The purchase price of The Shops at West End was $114.7 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of The Shops at West End as a business combination and incurred acquisition related costs of $1.9 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Township Marketplace
On December 23, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Township Marketplace, a power center located in Monaca, Oklahoma ("Township Marketplace"). The seller had no preexisting relationship with the Company. The purchase price of Township Marketplace was $41.1 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Township Marketplace as a business combination and incurred acquisition related costs of $1.2 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Real estate investments, at cost:
Land	$134,146	$15,757	$12,435
Buildings, fixtures and improvements	411,322	28,834	33,957
Total tangible assets	545,468	44,591	46,392
Acquired intangibles:
In-place leases	102,911	5,305	6,736
Above-market lease assets	7,609	3,101	1,929
Below-market lease liabilities	(48,340)	(111)	(875)
Below-market ground lease asset	1,578	—	—
Total intangible real estate investments, net	63,758	8,295	7,790
Land held for sale	—	564	—
Total assets acquired, net	609,226	53,450	54,182
Mortgage notes payable assumed or used to acquire real estate investments	(24,232)	(40,875)	(40,725)
Premium on mortgage note payable assumed	(304)	—	—
Other liabilities assumed	—	—	(555)
Contingent purchase price obligation	(672)	—	—
Cash paid for acquired real estate investments	$584,018	$12,575	$12,902
Number of properties purchased	17	1	2
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2014 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expense of $11.9 million from the year ended December 31, 2014 to the year ended December 31, 2013:

	Year Ended December 31,
(In thousands)	2014 (1)	2013
Pro forma revenues	$80,083	$76,160
Pro forma net income	$20,615	$9,369
_____________________

(1)
For the year ended December 31, 2014, aggregate revenues and net income derived from the Company's 2014 acquisitions (for the Company's period of ownership) were $17.0 million and $4.4 million, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2015	$58,321
2016	56,416
2017	53,015
2018	41,159
2019	27,868
Thereafter	107,659
$344,438
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of December 31, 2014 and 2013:

	December 31,
Tenant	2014	2013
Toys "R" Us	*	10.3%
____________________________

*
Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2014 and 2013.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2014 and 2013:

	December 31,
State	2014	2013
Minnesota	17.0%	*
Texas	14.1%	53.2%
Florida	13.4%	*
Oklahoma	11.2%	*
Missouri	*	46.8%
____________________________

*
State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2014 and 2013.
Note 4 — Credit Facility
On June 11, 2014, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, was able to increase commitments under the Credit Facility to up to $250.0 million.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

On December 2, 2014, the Company, through the OP and certain subsidiaries of the Company acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amends and restates the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from the Company’s IPO, are expected to be used to finance portfolio acquisitions and for general corporate purposes. As of December 31, 2014, the Company's unused borrowing capacity was $120.9 million, based on the assets assigned to the Credit Facility. On February 9, 2015, the Company assigned additional assets to the Credit Facility, increasing its unused borrowing capacity to $325.0 million. As of December 31, 2014, the Company had no outstanding borrowings under the Amended Credit Facility.
BMO Capital Markets acted as joint bookrunner and joint lead arranger for the Amended Credit Facility and its affiliate, BMO Harris Bank N.A., is the administrative agent, letter of credit issuer, swingline lender and a lender thereunder. Regions Capital Markets and SunTrust Robinson Humphrey acted as joint bookrunners and joint lead arrangers for the Amended Credit Facility and its affiliate, Regions Bank and SunTrust Bank are the syndication agents and are lenders thereunder.
Borrowings under the Amended Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR for the applicable interest period plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company's consolidated leverage ratio.
The Credit Facility required the Company to pay an unused fee per annum of 0.35% and 0.25%, if the unused balance of the Credit Facility exceeded, or was equal to or less than, 50.0% of the available facility, respectively. The Amended Credit Facility requires the Company to pay an unused fee per annum of 0.25% and 0.15%, if the unused balance of the Amended Credit Facility exceeds, or is equal to or less than, 50.0% of the available facility, respectively. The Company incurred $0.3 million in unused borrowing fees during the year ended December 31, 2014. No such fees were incurred during the years ended December 31, 2013 and 2012.
The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its subsidiaries and certain subsidiaries of the OP will guarantee the obligations under the Amended Credit Facility.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2014, the Company was in compliance with the financial covenants under the Credit Agreement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2014 and 2013 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2014	2013	2014		2013		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing - Refinanced Loan (1)	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan (2)	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	34,098	3.92%		4.44%		Fixed	(3)	Oct. 2018
Shops at Shelby Crossing	1	24,144	—	4.97%		—%		Fixed		Mar. 2024
Total	4	$86,931	$63,083	4.28%	(4)	4.29%	(4)
_________________________________

(1)	The Company refinanced the Liberty Crossing property in June 2013.

(2)	Payments and obligations pursuant to this mortgage agreement are guaranteed by the Parent of the Sponsor.

(3)	Fixed as a result of entering into a swap agreement.

(4)	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2014 and 2013.
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
The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable for the five years subsequent to December 31, 2014:

(In thousands)	Future Principal Payments
2015	$363
2016	378
2017	400
2018	63,208
2019	443
Thereafter	22,139
$86,931
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2014, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2014
Interest rate swap	$—	$(332)	$—	$(332)
December 31, 2013
Interest rate swap	$—	$(98)	$—	$(98)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2014 or 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable and premium, net	3	$87,223	$89,347	$63,083	$62,824
The fair value of mortgage notes payable is estimated by using a discounted cash flow analysis.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of December 31, 2014 and 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2014 and 2013:

(In thousands)	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(332)	$(98)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2014 and 2013. The Company did not have derivative instruments during the year ended December 31, 2012:

	Year Ended December 31,
(In thousands)	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(734)	$(225)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(505)	$(127)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$(5)	$—
_________________________________
* The Company reclassified approximately $5,000 of other comprehensive loss to interest expense during the year ended December 31, 2014, which represented the ineffective portion of the change in fair value of the derivative.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2014 and 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2014	$(332)	$—	$(332)	$—	$—	$(332)
December 31, 2013	$(98)	$—	$(98)	$—	$—	$(98)
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
As of December 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.4 million. As of December 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.4 million at December 31, 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 8 — Common Stock
As of December 31, 2014 and 2013, the Company had 94.4 million and 7.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $938.7 million and $71.3 million, respectively.
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
The Company is only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5.0% of the weighted-average number of shares outstanding during the prior calendar year.
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP.
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the repurchases of shares under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2013	1	8,674	$9.98
Year ended December 31, 2014	18	64,818	9.80
Cumulative repurchase requests as of December 31, 2014 (1)	19	73,492	$9.82
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 33,024 shares with a weighted-average repurchase price per share of $9.89, which were approved for repurchase as of December 31, 2014 and were completed during the first quarter of 2015. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of December 31, 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the years ended December 31, 2014, 2013 and 2012, the Company issued 1.6 million, 0.1 million and approximately 2,000 shares of common stock with a value of $14.8 million, $0.7 million and approximately $19,000, respectively, and a par value per share of $0.01, pursuant to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2015	$464
2016	473
2017	483
2018	493
2019	502
Thereafter	9,316
$11,731
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Advisor owned 202 OP Units.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fees Paid in Connection with the IPO
During the IPO, the Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager was paid a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was entitled to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the years ended December 31, 2014, 2013 and 2012 and payable to the Dealer Manager as of December 31, 2014 and 2013:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2014	2013	2012	2014	2013
Total commissions and fees to the Dealer Manager	$81,728	$5,711	$561	$—	$46
The Advisor and its affiliates were paid compensation and received expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs relating to the IPO incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the years ended December 31, 2014, 2013 and 2012 and payable to the Advisor and Dealer Manager as of December 31, 2014 and 2013:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2014	2013	2012	2014	2013
Fees and expense reimbursements to the Advisor and Dealer Manager	$2,854	$1,361	$1,596	$1,152	$4,609
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
Fees Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) will not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fees) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Prior to October 1, 2013, the Company paid the Advisor an annual fee of up to 0.75% of average invested assets to provide asset management services. Average invested assets is defined as the average of the aggregate book value of assets invested, directly or indirectly, in properties, mortgage loans and other debt financing investments and other real estate-related investments secured by real estate before reserves for depreciation or bad debts or other similar non-cash expenses. However, the asset management fee was reduced by any amounts payable to the Advisor as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of average invested assets. Such asset management fee was payable, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof. The asset management fee was reduced to the extent that the Company's funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee was payable was less than the distributions declared with respect to such six month period.
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
The Class B Units are intended to be profits interests and are issued in an amount equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of December 31, 2014, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2014, the Company's board of directors has approved the issuance of and the OP has issued 169,992 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of December 31, 2014. These fees are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred and forgiven during the years ended December 31, 2014, 2013 and 2012 and amounts contractually due as of December 31, 2014 and 2013 in connection with the operations related services described above:

	Year Ended December 31,
	2014		2013		2012		Payable as of December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$9,214	$—	$802	$—	$820	$—	$—	$—
Financing coordination fees (1)	3,492	—	409	—	407	—	—	—
Ongoing fees:
Asset management fees (2)	—	—	—	18	—	93	—	—
Property management and leasing fees	—	—	—	72	—	13	—	—
Transfer agent and other professional fees	663	—	—	—	—	—	617	—
Strategic advisory fees	425	—	495	—	—	—	—	—
Distributions on Class B Units	41	—	—	—	—	—	—	—
Total related party operation fees and reimbursements	$13,835	$—	$1,706	$90	$1,227	$106	$617	$—
_________________________________

(1)	These fees have been capitalized to deferred costs, net on the consolidated balance sheets.

(2)
Effective October 1, 2013, the Company causes the OP to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. No reimbursements were incurred from the Advisor for providing services during the years ended December 31, 2014, 2013 or 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. The Advisor absorbed $0.3 million, $0.7 million and $0.1 million of general and administrative costs during the years ended December 31, 2014, 2013 and 2012, respectively. No property operating costs were absorbed by the Advisor during the year ended December 31, 2014. The Advisor absorbed approximately $41,000 and approximately $44,000 of property operating costs during the years ended December 31, 2013 and 2012, respectively. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the year ended December 31, 2014, the Company incurred approximately $6,000 of brokerage commissions in connection with an outparcel land sale completed during April 2014. No such fees were incurred during the years ended December 31, 2013 or 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the years ended December 31, 2014, 2013 or 2012.
The Company will pay the Advisor a subordinated incentive listing distribution of 15.0%, payable in the form of a non-interest bearing promissory note, of the amount by which the adjusted market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the years ended December 31, 2014, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded return to investors, payable in the form of a non-interest bearing promissory note. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
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
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2014 and 2013, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further approval by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2011	9,000	$10.00
Granted	15,000	9.20
Vested	(1,200)	10.00
Forfeitures	(9,000)	9.67
Unvested, December 31, 2012	13,800	9.35
Granted	9,000	9.00
Vested	(3,000)	9.43
Forfeitures	—	—
Unvested, December 31, 2013	19,800	9.18
Granted	9,000	9.00
Vested	(4,800)	9.25
Forfeitures	(8,400)	9.14
Unvested, December 31, 2014	15,600	$9.08
As of December 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.5 years.
The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $39,000, $27,000 and $15,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31,
	2014	2013	2012
Shares issued in lieu of cash	6,055	—	—
Value of shares issued in lieu of cash (in thousands)	$55	$—	$—
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Net loss (in thousands)	$(12,632)	$(4,704)	$(2,202)
Basic and diluted weighted-average shares outstanding	49,231,737	3,216,903	358,267
Basic and diluted net loss per share	$(0.26)	$(1.46)	$(6.15)
The following common stock equivalents as of December 31, 2014, 2013 and 2012 were excluded from diluted net loss per share computations as their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Unvested restricted stock	15,600	19,800	13,800
OP Units	202	202	202
Class B Units	169,992	—	—
Total common stock equivalents	185,794	20,002	14,002
Note 14 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$2,799	$4,278	$6,755	$14,277
Net loss	$(599)	$(2,913)	$(4,773)	$(4,347)
Basic and diluted weighted-average shares outstanding	12,997,881	29,000,403	61,255,619	92,685,013
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.08)	$(0.05)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$1,397	$1,386	$1,694	$2,684
Net loss	$(1,052)	$(1,051)	$(1,510)	$(1,091)
Basic and diluted weighted-average shares outstanding	969,506	2,063,622	3,785,878	5,987,213
Basic and diluted net loss per share	$(1.09)	$(0.51)	$(0.40)	$(0.18)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
The following table presents certain information about the properties the Company acquired from January 1, 2015 to April 15, 2015:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — December 31, 2014	20	$716,264	4,274,041
Acquisitions	2	41,450	320,185
Total portfolio — April 15, 2015	22	$757,714	4,594,226
_______________________________
(1) Contract purchase price, net of purchase price adjustments, excluding acquisition related costs.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(In thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances at December 31, 2014		Land	Building and Improvements	Land	Building and Improvements	Gross Amount Carried at December 31, 2014 (2) (3) (4)	Accumulated Depreciation (5) (6)
Liberty Crossing	TX	6/8/2012	$11,000		$2,887	$17,084	$—	$182	$19,817	$(2,066)
San Pedro Crossing	TX	12/21/2012	17,985		9,548	16,873	—	656	26,398	(2,260)
Tiffany Springs MarketCenter	MO	9/26/2013	33,802		15,757	28,834	—	8	44,401	(2,320)
The Streets of West Chester	OH	4/3/2014	—	(1)	11,812	25,946	—	—	37,758	(584)
Prairie Towne Center	IL	6/4/2014	—	(1)	11,033	11,185	—	—	22,218	(211)
Southway Shopping Center	TX	6/6/2014	—	(1)	10,330	17,908	—	—	28,238	(292)
Stirling Slidell Centre	LA	8/8/2014	—	(1)	3,517	10,067	—	—	13,584	(132)
Northwoods Marketplace	SC	8/15/2014	—	(1)	12,886	19,853	—	—	32,739	(244)
Centennial Plaza	OK	8/27/2014	—	(1)	3,538	21,405	—	—	24,943	(202)
Northlake Commons	NC	9/4/2014	—	(1)	16,930	12,729	—	—	29,659	(140)
Shops at Shelby Crossing	FL	9/5/2014	24,144		4,575	21,396	—	408	26,379	(262)
Shoppes of West Melbourne	FL	9/18/2014	—		3,546	12,528	—	—	16,074	(90)
The Centrum	NC	9/29/2014	—		11,530	21,182	—	261	32,973	(165)
Shoppes at Wyomissing	PA	10/16/2014	—		3,406	21,207	—	174	24,787	(105)
Southroads Shopping Center	OK	10/29/2014	—		6,770	46,543	—	359	53,672	(203)
Parkside Shopping Center	KY	11/12/2014	—		11,537	17,903	—	355	29,795	(115)
West Lake Crossing	TX	11/20/2014	—		2,082	9,981	—	—	12,063	(26)
Colonial Landing	FL	12/18/2014	—		—	32,821	—	—	32,821	—
The Shops at West End	MN	12/23/2014	—		12,799	76,727	—	—	89,526	—
Township Marketplace	PA	12/23/2014	—		7,855	31,941	—	—	39,796	—
			$86,931		$162,338	$474,113	$—	$2,403	$637,641	$(9,417)
________________

(1)	These unencumbered properties collateralize a credit facility of up to $325.0 million, which had no outstanding borrowings as of December 31, 2014.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $127.1 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $724.7 million.

(4)	Gross amount carried is net of tenant improvement dispositions of $1.2 million due to tenant lease expirations.

(5)	The accumulated depreciation column excludes $9.7 million of accumulated amortization associated with acquired intangible lease assets.

(6)
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(In thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Real estate investments, at cost:
Balance at beginning of year	$90,894	$46,392	$—
Additions - acquisitions and improvements	547,706	44,756	46,392
Disposals	(959)	(254)	—
Balance at end of the year	$637,641	$90,894	$46,392
Accumulated depreciation and amortization:
Balance at beginning of year	$3,519	$657	$—
Depreciation expense	6,857	3,116	657
Disposals	(959)	(254)	—
Balance at end of the year	$9,417	$3,519	$657