Form 10-Q
period 2015-03-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2015-05-15
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 95,627,938 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$166,653	$158,787
Buildings, fixtures and improvements	495,587	478,854
Acquired intangible lease assets	131,324	127,144
Total real estate investments, at cost	793,564	764,785
Less: accumulated depreciation and amortization	(29,208)	(19,115)
Total real estate investments, net	764,356	745,670
Cash and cash equivalents	143,285	170,963
Restricted cash	3,179	3,469
Prepaid expenses and other assets	13,365	7,591
Deferred costs, net	8,062	8,117
Total assets	$932,247	$935,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$86,838	$86,931
Mortgage premium, net	283	292
Below-market lease liabilities, net	48,346	48,113
Derivatives, at fair value	610	332
Accounts payable and accrued expenses	12,321	10,329
Deferred rent and other liabilities	2,563	1,575
Distributions payable	5,184	5,138
Total liabilities	156,145	152,710
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 95,315,616 and 94,448,748 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	953	944
Additional paid-in capital	844,610	836,387
Accumulated other comprehensive loss	(603)	(327)
Accumulated deficit	(68,858)	(53,904)
Total stockholders' equity	776,102	783,100
Total liabilities and stockholders' equity	$932,247	$935,810

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$16,151	$2,115
Operating expense reimbursements	4,944	684
Total revenues	21,095	2,799
Operating expenses:
Property operating	6,718	941
Acquisition and transaction related	580	20
General and administrative	2,392	107
Depreciation and amortization	9,779	1,644
Total operating expenses	19,469	2,712
Operating income	1,626	87
Other (expense) income:
Interest expense	(1,584)	(686)
Other income	4	—
Total other expense, net	(1,580)	(686)
Net income (loss)	$46	$(599)

Other comprehensive loss:
Change in unrealized loss on derivative	(276)	(45)
Comprehensive loss	$(230)	$(644)

Basic net income (loss) per share	$0.00	$(0.05)
Diluted net income (loss) per share	$0.00	$(0.05)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	94,448,748	$944	$836,387	$(327)	$(53,904)	$783,100
Change in offering costs	—	—	4	—	—	4
Common stock issued through distribution reinvestment plan	910,678	9	8,642	—	—	8,651
Common stock repurchases	(43,810)	—	(433)	—	—	(433)
Share-based compensation	—	—	10	—	—	10
Distributions declared	—	—	—	—	(15,000)	(15,000)
Net income	—	—	—	—	46	46
Other comprehensive loss	—	—	—	(276)	—	(276)
Balance, March 31, 2015	95,315,616	$953	$844,610	$(603)	$(68,858)	$776,102

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$46	$(599)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,989	1,000
Amortization of in-place lease assets	5,770	638
Amortization of deferred costs	490	68
Amortization of mortgage premium	(9)	—
(Accretion) amortization of market lease intangibles, net	(557)	214
Share-based compensation	10	15
Ineffective portion of derivative	2	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,980)	(202)
Accounts payable and accrued expenses	2,249	(868)
Deferred rent and other liabilities	988	25
Net cash provided by operating activities	9,998	291
Cash flows from investing activities:
Investments in real estate and other assets	(26,096)	—
Deposits for real estate acquisitions	(2,100)	(425)
Capital expenditures	(1,856)	—
Net cash used in investing activities	(30,052)	(425)
Cash flows from financing activities:
Payments of mortgage notes payable	(93)	—
Payments of deferred financing costs	(15)	(3)
Proceeds from issuances of common stock	—	134,885
Common stock repurchases	(327)	—
Payments of offering costs and fees related to stock issuances, net	(1,176)	(15,078)
Distributions paid	(6,303)	(833)
Payments to affiliate, net	—	(1,019)
Restricted cash	290	330
Net cash (used in) provided by financing activities	(7,624)	118,282
Net change in cash and cash equivalents	(27,678)	118,148
Cash and cash equivalents, beginning of period	170,963	13,295
Cash and cash equivalents, end of period	$143,285	$131,443

Supplemental Disclosures:
Cash paid for interest	$1,105	$625
Cash paid for income taxes	$—	$28
Accrued common stock repurchases	$433	$—
Capital improvements in accounts payable and accrued expenses	$1,826	$—

Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$8,651	$603

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company"), incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2012. On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders were able to elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO. On May 7, 2015 the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
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
As of March 31, 2015, the Company had 95.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $946.9 million.
The Company has acquired and intends to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of March 31, 2015, the Company owned 21 properties with an aggregate purchase price of $741.7 million, comprised of 4.5 million rentable square feet which were 94.9% leased on a weighted-average basis.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with AR Capital, LLC (the "Parent of the Sponsor"), the parent of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2015. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015, other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 21 properties as of March 31, 2015. The rentable square feet or annualized rental income on a straight-line basis of the 12 properties summarized below represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of March 31, 2015.
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
March 31, 2015
(Unaudited)

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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Cross Pointe Centre
On March 25, 2015, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Cross Pointe Centre, a power center located in Fayetteville, North Carolina ("Cross Pointe Centre"). The seller had no preexisting relationship with the Company. The purchase price of Cross Pointe Centre was $26.1 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Cross Pointe Centre as a business combination and incurred acquisition related costs of $0.5 million, which are reflected in acquisition and transaction related expenses of the consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2015. There were no assets acquired or liabilities assumed during the three months ended March 31, 2014:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2015
Real estate investments, at cost (1):
Land	$7,866
Buildings, fixtures and improvements	15,218
Total tangible assets	23,084
Acquired intangibles:
In-place leases	2,067
Above-market lease assets	2,328
Below-market lease liabilities	(1,383)
Total intangible real estate investments, net	3,012
Cash paid for acquired real estate investments	$26,096
Number of properties purchased	1
_____________________

(1)
Real estate investments, at cost, acquired during the three months ended March 31, 2015 have been provisionally allocated pending receipt and review of final appraisals and/or other information on such assets prepared by third party specialists.

The following table presents unaudited pro forma information as if the acquisition during the three months ended March 31, 2015 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net income was adjusted to reclassify acquisition and transaction related expense of $0.6 million from the three months ended March 31, 2015 to the three months ended March 31, 2014:

	Three Months Ended March 31,
(In thousands)	2015 (1)	2014
Pro forma revenues	$21,640	$21,474
Pro forma net income	$1,100	$3,130
_____________________

(1)
For the three months ended March 31, 2015, aggregate revenues and net income derived from the Company's 2015 acquisition (for the Company's period of ownership) were $1.0 million and $0.3 million, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 to December 31, 2015	$45,836
2016	59,483
2017	55,817
2018	44,154
2019	30,803
Thereafter	131,930
$368,023
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of March 31, 2015 and 2014:

	March 31,
Tenant	2015	2014
Toys "R" Us	*	10.3%
____________________________

*
Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014:

	March 31,
State	2015	2014
Minnesota	16.3%	*
Texas	13.5%	53.2%
Florida	12.9%	*
North Carolina	11.8%	*
Oklahoma	11.1%	*
Missouri	*	46.8%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2015 and 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
On December 2, 2014, the Company, through the OP and certain subsidiaries of the Company acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amends and restates the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from the Company’s IPO, are expected to be used to finance portfolio acquisitions and for general corporate purposes. As of March 31, 2015, the Company's unused borrowing capacity was $325.0 million, based on the assets assigned to the Amended Credit Facility. As of March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Amended Credit Facility.
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
Borrowings under the Amended Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Amended Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR for the applicable interest period plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company's consolidated leverage ratio.
The Credit Facility required the Company to pay an unused fee per annum of 0.35% and 0.25%, if the unused balance of the Credit Facility exceeded, or was equal to or less than, 50.0% of the available facility, respectively. The Amended Credit Facility requires the Company to pay an unused fee per annum of 0.25% and 0.15%, if the unused balance of the Amended Credit Facility exceeds, or is equal to or less than, 50.0% of the available facility, respectively. The Company incurred $0.2 million in unused borrowing fees during the three months ended March 31, 2015. No such fees were incurred during the three months ended March 31, 2014.
The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its subsidiaries and certain subsidiaries of the OP will guarantee the obligations under the Amended Credit Facility.
The Amended Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2015, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2015	December 31, 2014	March 31, 2015		December 31, 2014		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing (1)	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		3.92%		Fixed	(2)	Oct. 2018
Shops at Shelby Crossing	1	24,051	24,144	4.97%		4.97%		Fixed		Mar. 2024
Total	4	$86,838	$86,931	4.28%	(3)	4.28%	(3)
_________________________________

(1)	Payments and obligations pursuant to this mortgage agreement are guaranteed by the Parent of the Sponsor.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable for the five years subsequent to March 31, 2015:

(In thousands)	Future Principal Payments
April 1, 2015 to December 31, 2015	$270
2016	378
2017	400
2018	63,208
2019	443
Thereafter	22,139
$86,838
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2015
Interest rate swap	$—	$(610)	$—	$(610)
December 31, 2014
Interest rate swap	$—	$(332)	$—	$(332)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premium, net	3	$87,121	$88,456	$87,223	$89,347
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
March 31, 2015
(Unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses such derivatives to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2015		December 31, 2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(610)	$(332)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In thousands)	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(399)	$(169)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(123)	$(124)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$(2)	$—
_________________________________
* The Company reclassified approximately $2,000 of other comprehensive loss to interest expense during the three months ended March 31, 2015, which represented the ineffective portion of the change in fair value of the derivative.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2015	$(610)	$—	$(610)	$—	$—	$(610)
December 31, 2014	$(332)	$—	$(332)	$—	$—	$(332)
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of March 31, 2015 and December 31, 2014, the Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.7 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.7 million at March 31, 2015.
Note 8 — Common Stock
As of March 31, 2015 and December 31, 2014, the Company had 95.3 million and 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $946.9 million and $938.7 million, respectively.
On September 19, 2011, the Company's board of directors authorized, and the Company declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0017534247 per day, which is equivalent to $0.64 per annum, per share of common stock. Distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
March 31, 2015
(Unaudited)

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
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	19	73,492	$9.82
Three Months Ended March 31, 2015	11	43,810	9.89
Cumulative repurchases as of March 31, 2015 (1)	30	117,302	$9.85
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 43,810 shares with a weighted-average repurchase price per share of $9.89, which were approved for repurchase as of March 31, 2015 and were completed during the second quarter of 2015. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of March 31, 2015.

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the three months ended March 31, 2015 the Company issued 0.9 million shares of common stock with a value of $8.7 million and a par value per share of $0.01 pursuant to the DRIP.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 to December 31, 2015	$372
2016	504
2017	514
2018	524
2019	535
Thereafter	9,923
$12,372
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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, the Advisor owned 202 OP Units.
Fees Paid in Connection with the IPO
During the IPO, the Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager was paid a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was entitled to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three months ended March 31, 2015 and 2014 and payable to the Dealer Manager as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31,		Payable as of
(In thousands)	2015	2014	March 31, 2015	December 31, 2014
Total commissions and fees to the Dealer Manager	$—	$12,947	$—	$—

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Advisor and its affiliates were paid compensation and received expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs relating to the IPO incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three months ended March 31, 2015 and 2014 and payable to the Advisor and Dealer Manager as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31,		Payable (Receivable) as of
(In thousands)	2015	2014	March 31, 2015	December 31, 2014
Fees and expense reimbursements to the Advisor and Dealer Manager	$—	$422	$(29)	$1,152
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
Fees and Participations Paid in Connection With the Operations of the Company
The Advisor is paid an acquisition fee equal to 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for any loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and financing coordination fees (as described below) will not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment, as applicable, for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fees) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.
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
In connection with the asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." Class B Units are intended to be profit interests which will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 7.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of the Company's common stock on a national securities exchange; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of March 31, 2015, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2015, the Company's board of directors has approved the issuance of and the OP has issued 169,992 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
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
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of March 31, 2015. These fees are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss during the period the service was provided.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table details amounts incurred and forgiven during the three months ended March 31, 2015 and 2014 and amounts contractually due as of March 31, 2015 and December 31, 2014 in connection with the operations related services described above:

	Three Months Ended March 31,				Payable as of
	2015		2014		March 31, 2015	December 31, 2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$394	$—	$—	$—	$—	$—
Financing coordination fees (1)	—	—	—	—	—	—
Ongoing fees:
Asset management fees (2)	—	—	—	—	—	—
Property management and leasing fees	—	—	—	—	—	—
Transfer agent and other professional services	632	—	—	—	770	617
Strategic advisory fees	—	—	149	—	—	—
Distributions on Class B Units	27	—	—	—	27	—
Total related party operation fees and reimbursements	$1,053	$—	$149	$—	$797	$617
_________________________________

(1)	These fees have been capitalized to deferred costs, net on the consolidated balance sheets.

(2)
Effective October 1, 2013, the Company causes the OP to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. No reimbursements were made to the Advisor for providing administrative services during the three months ended March 31, 2015 or 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs were absorbed by the Advisor during the three months ended March 31, 2015. The Advisor absorbed $0.3 million of general and administrative costs during the three months ended March 31, 2014. No property operating costs were absorbed by the Advisor during the three months ended March 31, 2015 and 2014. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Fees and Participations Paid in Connection with Liquidation or Listing
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015 and 2014.
The Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three months ended March 31, 2015 or 2014.
If the Company's shares of common stock are listed on a national securities exchange, the Advisor will receive a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such distribution was incurred during the three months ended March 31, 2015 or 2014. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
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
Note 12 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2015 and December 31, 2014, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the three months ended March 31, 2015:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2014	15,600	$9.08
Vested	(600)	10.00
Unvested, March 31, 2015	15,000	$9.04
As of March 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.5 years.
The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $10,000 and $11,000 during the three months ended March 31, 2015 and 2014, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended March 31,
	2015	2014
Shares issued in lieu of cash	—	500
Value of shares issued in lieu of cash (in thousands)	$—	$4

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 13 — Net Income (Loss) Per Share
 The following is a summary of the basic and diluted net income (loss) per share computation for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net income (loss) (in thousands)	$46	$(599)
Basic weighted-average shares outstanding	95,040,086	12,997,881
Basic net income (loss) per share	$0.00	$(0.05)
Diluted weighted-average shares outstanding	95,040,288	12,997,881
Diluted net income (loss) per share	$0.00	$(0.05)
Diluted net income (loss) per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents, and thus were included in the calculation of diluted net income per share for the three months ended March 31, 2015 to the extent their effect was dilutive. The Company had the following common share equivalents as of March 31, 2014, which were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2014, as their effect would have been antidilutive:

Three Months Ended
March 31, 2014
Unvested restricted stock	18,600
OP Units	202
Class B Units	21,400
Total common stock equivalents	40,202
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
The following table presents certain information about the properties the Company acquired from April 1, 2015 to May 14, 2015:

(Dollar amounts in thousands)	Number of Properties	Base Purchase Price (1)	Rentable Square Feet
Total portfolio — March 31, 2015	21	$741,679	4,500,130
Acquisitions	2	43,700	313,041
Total portfolio — May 14, 2015	23	$785,379	4,813,171
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Retail Advisor, LLC, our external affiliated advisor (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), or other entities affiliated with AR Capital, LLC (the "Parent of our Sponsor"), the parent of our sponsor, American Realty Capital IV, LLC (the "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
We may not generate cash flows sufficient to pay distributions to our stockholders, as such, we may be forced to borrow at unfavorable rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus be subject to regulation under the Investment Company Act.

•	We own 21 properties as of March 31, 2015.
Overview
We were incorporated on July 29, 2010 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO. On May 7, 2015 we filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
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
As of March 31, 2015, we had 95.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $946.9 million.
We have acquired and intend to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of March 31, 2015, we owned 21 properties with an aggregate purchase price of $741.7 million, comprised of 4.5 million rentable square feet which were 94.9% leased on a weighted-average basis.

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
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with Lincoln pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Our Dealer Manager served as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with the Parent of our Sponsor, as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
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

Properties
We acquire and operate retail properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of March 31, 2015:

Property	Acquisition Date	Property Type	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Liberty Crossing	Jun. 2012	Power Center	105,970	93.8%	4.1	$21,582
San Pedro Crossing	Dec. 2012	Power Center	201,965	98.2%	4.9	32,600
Tiffany Springs MarketCenter	Sep. 2013	Power Center	238,382	90.3%	5.0	52,856	(3)
The Streets of West Chester	Apr. 2014	Lifestyle Center	167,155	91.8%	3.6	40,500
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	9.0	25,300
Southway Shopping Center	Jun. 2014	Power Center	181,809	100.0%	3.6	28,900
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	5.3	14,600
Northwoods Marketplace	Aug. 2014	Power Center	236,078	97.1%	4.7	34,818
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	3.9	27,600
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	96.0%	4.2	31,203
Shops at Shelby Crossing	Sep. 2014	Power Center	236,081	89.3%	3.5	29,924
Shoppes of West Melbourne	Sep. 2014	Power Center	144,399	89.1%	5.8	16,618
The Centrum	Sep. 2014	Power Center	270,747	99.4%	4.1	34,914
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	94.7%	3.6	27,175
Southroads Shopping Center	Oct. 2014	Power Center	429,359	94.2%	5.7	57,328
Parkside Shopping Center	Nov. 2014	Power Center	172,622	95.1%	7.4	32,573
West Lake Crossing	Nov. 2014	Power Center	75,928	95.8%	6.0	14,048
Colonial Landing	Dec. 2014	Power Center	263,559	100.0%	4.9	37,226
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	92.6%	9.3	114,707
Township Marketplace	Dec. 2014	Power Center	298,630	96.8%	4.1	41,111
Cross Pointe Centre	Mar. 2015	Power Center	226,089	98.7%	10.4	26,096
Portfolio, March 31, 2015			4,500,130	94.9%	5.8	$741,679
_____________________

(1)	Remaining lease term in years as of March 31, 2015, calculated on a weighted-average basis.

(2)	Contract purchase price, net of purchase price adjustments, excluding acquisition related costs.

(3)	Excludes a $0.6 million related to an outparcel of land sale completed during April 2014.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of March 31, 2015, we owned 21 properties with an aggregate base purchase price of $741.7 million, comprised of 4.5 million rentable square feet that were 94.9% leased on a weighted-average basis.
Comparison of the Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
As of January 1, 2014, we owned three properties (our "Same Store") with an aggregate base purchase price of $107.0 million, comprised of 0.5 million rentable square feet that were 93.9% leased on a weighted-average basis. We have acquired 18 properties since January 1, 2014 for an aggregate base purchase price of $634.6 million, comprised of 4.0 million rentable square feet that were 95.0% leased on a weighted-average basis as of March 31, 2015 (our "Acquisitions"). Accordingly, our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 reflect significant increases in most categories.
During the three months ended March 31, 2015, we entered into four new leases comprising a total of 18,808 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.4 million, representing average rent per square foot of $20.81 In addition, we executed renewals on 20 leases comprising a total of 116,117 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $2.0 million, representing average rent per square foot of $17.16, excluding the impact of contingent rental income. Prior to the renewals, the average annualized rental income on a straight-line basis was $17.30 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $3.84 per square foot.

Rental Income
Rental income increased $14.1 million to $16.2 million for the three months ended March 31, 2015, compared to $2.1 million for the three months ended March 31, 2014. This increase in rental income was primarily due to our Acquisitions, which resulted in an increase in rental income of $13.9 million for the three months ended March 31, 2015. In addition, Same Store rental income increased by $0.1 million, primarily due to increased occupancy at Liberty Crossing and Tiffany Springs MarketCenter during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $4.2 million to $4.9 million for the three months ended March 31, 2015, compared to $0.7 million for the three months ended March 31, 2014. This increase in operating expense reimbursements was primarily due to our Acquisitions, which resulted in a $4.2 million increase for the three months ended March 31, 2015. Same Store operating expense reimbursements increased $0.1 million for the three months ended March 31, 2015 and 2014 primarily due to increased occupancy at Liberty Crossing and Tiffany Springs MarketCenter during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Property Operating Expenses
Property operating expenses increased $5.8 million to $6.7 million for the three months ended March 31, 2015, compared to $0.9 million for the three months ended March 31, 2014. This increase in property operating expenses was primarily due to our Acquisitions, which resulted in a $5.7 million increase for the three months ended March 31, 2015. In addition, Same Store property operating expenses increased by $0.1 million, which primarily related to an increase in real estate taxes and repairs and maintenance costs. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $0.6 million to $0.6 million for the three months ended March 31, 2015, compared to approximately $20,000 for the three months ended March 31, 2014. This increase was primarily due to our acquisition of Cross Pointe Centre in March 2015, which had a base purchase price of $26.1 million.
General and Administrative Expenses
General and administrative expenses increased $2.3 million to $2.4 million for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014. This increase related primarily to higher legal fees, audit fees, transfer agent fees and accounting fees to support our larger portfolio and increased number of stockholders.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $8.2 million to $9.8 million for the three months ended March 31, 2015, compared to $1.6 million for the three months ended March 31, 2014. This increase was primarily attributable to our Acquisitions, which resulted in an increase in depreciation and amortization expenses of $8.4 million for the three months ended March 31, 2015. This increase was partially offset by a $0.2 million decrease in Same Store depreciation and amortization, primarily due to several tenants vacating the properties during the fourth quarter in 2014. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $0.9 million to $1.6 million for the three months ended March 31, 2015, compared to $0.7 million for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2015 resulted from our mortgage notes payable, which had a weighted-average balance of $86.9 million and a weighted-average effective interest rate of 4.28%, as well as unused fees on our Amended Credit Facility and amortization of deferred financing costs. Interest expense for the three months ended March 31, 2014 resulted from our mortgage notes payable which had a weighted-average balance of $63.1 million and a weighted-average interest rate of 4.01%, and amortization of deferred financing costs.

Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash provided by operating activities was $10.0 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the three months ended March 31, 2015 included $0.6 million of acquisition and transaction related costs. Cash inflows primarily related to net income adjusted for non-cash items of $9.8 million (net income of approximately $46,000 adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, share-based compensation and loss on derivative instrument, partially offset by amortization of mortgage premium totaling $9.7 million), an increase in accounts payable and accrued expenses of $2.2 million and an increase in deferred rent and other liabilities of $1.0 million due to the timing of the receipt of rental payments and payment of our expenses. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $3.0 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.
Net cash used in investing activities during the three months ended March 31, 2015 of $30.1 million included $26.1 million related to our acquisition of Cross Pointe Centre, $2.1 million related to deposits for future real estate acquisitions and $1.9 million related to capital expenditures.
Net cash provided by financing activities during the three months ended March 31, 2015 of $7.6 million primarily related to cash distributions of $6.3 million and payments related to offering costs of $1.2 million.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash provided by operating activities was $0.3 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2014 include approximately $20,000 of acquisition and transaction related costs. Cash inflows included net loss adjusted for non-cash items of $1.3 million (net loss of $0.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs and share-based compensation totaling $1.9 million). These cash inflows were partially offset by cash outflows, including a decrease of $0.9 million in accounts payable and accrued expenses primarily related to the timing of real estate tax payments and an increase of $0.2 million in prepaid expenses and other assets primarily related to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting.
Net cash used in investing activities during the three months ended March 31, 2014 of $0.4 million related to deposits for real estate acquisitions.
Net cash provided by financing activities during the three months ended March 31, 2014 of $118.3 million related to proceeds from the issuance of common stock of $134.9 million. These inflows were partially offset by payments related to offering costs of $15.1 million, payments to affiliates, net of $1.0 million and distribution payments of $0.8 million.
Liquidity and Capital Resources
In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We continued offering and selling shares in our IPO until September 12, 2014. Our IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of March 31, 2015, we had 95.3 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $946.9 million. We purchased our first property and commenced active operations in June 2012.
As of March 31, 2015, we had cash and cash equivalents of $143.3 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions are met through net proceeds received from our IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.

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
On June 11, 2014, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility that provides for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. On December 2, 2014, we, through the OP and certain of our subsidiaries acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amends and restates the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from our IPO, are expected to be used to finance portfolio acquisitions and for general corporate purposes. As of March 31, 2015, our unused borrowing capacity was $325.0 million, based on the assets assigned to the Amended Credit Facility. As of March 31, 2015, we had no outstanding borrowings under the Amended Credit Facility.
The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. We, certain of our subsidiaries and certain subsidiaries of the OP will guarantee the obligations under the Amended Credit Facility.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2014	19	73,492	$9.82
Three months ended March 31, 2015	11	43,810	9.89
Cumulative repurchase requests as of March 31, 2015 (1)	30	117,302	$9.85
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 43,810 shares with a weighted-average repurchase price per share of $9.89, which were approved for repurchase as of March 31, 2015 and were completed during the second quarter of 2015. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of March 31, 2015.

Acquisitions
Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. As of May 14, 2015, we owned 23 properties with an aggregate purchase price of $785.4 million. We currently have $245.6 million of assets under contract. Pursuant to the terms of the purchase and sale agreements, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or expected by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the "IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to straight-line rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, straight-line rent and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors.
We believe that management's use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition and transaction-related costs may be funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations, as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The below table reflects the items deducted or added to net income in our calculation of FFO and MFFO for the periods presented:

(In thousands)	Three Months Ended March 31, 2015
Net income (in accordance with GAAP)	$46
Depreciation and amortization	9,779
FFO	9,825
Acquisition fees and expenses	580
Amortization of mortgage premium	(9)
Accretion of market lease intangibles, net	(557)
Mark-to-market adjustments	2
Straight-line rent	(867)
MFFO	$8,974
Distributions
On September 19, 2011, our board of directors authorized, and we declared, distributions payable to stockholders of record each day during the applicable period equal to $0.0017534247 per day, which is equivalent to $0.64 per annum, per share of common stock. Distributions began to accrue to stockholders of record on June 8, 2012, the date of our initial property acquisition. Distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the three months ended March 31, 2015, distributions paid to common stockholders totaled $15.0 million, inclusive of $8.7 million of distributions reinvested pursuant to the DRIP. During the three months ended March 31, 2015, cash used to pay distributions was generated from cash flows from operations and proceeds from our IPO that were reinvested in common stock issued pursuant to our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended March 31, 2015
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash directly to stockholders	$6,299
Distributions reinvested in common stock issued under the DRIP	8,651
Distributions on unvested restricted stock	4
Total distributions	$14,954

Source of distribution coverage:
Cash flows provided by operations (1)	$6,303	42.1%
Offering proceeds from issuances of common stock	—	—%
Offering proceeds reinvested in common stock issued under the DRIP	8,651	57.9%
Proceeds from financings	—	—%
Total source of distribution coverage	$14,954	100.0%

Cash flows provided by operations (GAAP basis)	$9,998
Net income (in accordance with GAAP)	$46
_____________________

(1)	Cash flows provided by operations for the three months ended March 31, 2015 include acquisition and transaction related expenses of $0.6 million.
For the three months ended March 31, 2015, cash flows provided by operations were $10.0 million. As shown in the table above, we funded distributions with cash flows from operations, proceeds from our IPO and proceeds from our IPO that were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO for the period from July 29, 2010 (date of inception) through March 31, 2015:

(In thousands)	Period from July 29, 2010 (date of inception) to March 31, 2015
Distributions paid:
Common stockholders in cash	$19,689
Common stockholders pursuant to DRIP / offering proceeds	24,157
Distributions on unvested restricted stock	23
Total distributions paid	$43,869

Reconciliation of net loss:
Revenues	$57,631
Acquisition and transaction related	(14,436)
Depreciation and amortization	(30,169)
Other operating expenses	(23,673)
Other non-operating expenses	(9,158)
Net loss (in accordance with GAAP) (1)	$(19,805)

Cash flows provided by operations	$13,183

FFO	$10,568
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2015, we were in compliance with the financial covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of March 31, 2015, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) approximated 11.7%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Amended Credit Facility over the next five years and thereafter as of March 31, 2015:

		April 1, 2015 to December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$86,838	$270	$778	$63,651	$22,139
Interest on mortgage notes payable	18,340	2,796	7,382	3,701	4,461
Interest on Amended Credit Facility	3,029	621	1,650	758	—
Ground lease rental payments due	12,372	372	1,018	1,059	9,923
	$120,579	$4,059	$10,828	$69,169	$36,523

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. Commencing with such taxable year, we were organized and operating in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
As of March 31, 2015, our debt consisted of fixed-rate secured mortgage financings with a carrying value of $87.1 million and a fair value of $88.5 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.5 million. These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15 (e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described below, management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
During the period covered by this Quarterly Report on Form 10-Q, management concluded that our internal control over financial reporting was not effective as of March 31, 2015 due to the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015. Management, with the concurrence of the audit committee of the board of directors of the Company, has proceeded with a remediation plan, which is also described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015. The implementation of this remediation plan is expected to be reflected as changes in our internal control over financial reporting in future periods.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below:
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
Our cash flows provided by operations for the three months ended March 31, 2015 were $10.0 million. During the three months ended March 31, 2015, we paid distributions of $15.0 million, of which $8.7 million, or 57.9%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP and $6.3 million, or 42.1%, was funded from cash flows from operations. We may in the future pay distributions from sources other than from our cash flows from operations. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, reduces cash available for investment in assets or other purposes and reduces our per share stockholder equity.
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
As of March 31, 2015,the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	March 31, 2015
Minnesota	16.3%
Texas	13.5%
Florida	12.9%
North Carolina	11.8%
Oklahoma	11.1%
Pennsylvania	8.8%
Missouri	6.8%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.
Use of Proceeds from Sales of Registered Securities
On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement (File No. 333-169355), filed with the SEC under the Securities Act. The Registration Statement also covered up to 25.0 million shares available pursuant to the DRIP under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed the Follow-On Registration Statement with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we continued offering and selling shares in our IPO until September 12, 2014. The IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of March 31, 2015, we had 95.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $946.9 million. On May 7, 2015 we filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
The following table reflects the offering costs associated with issuances of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to March 31, 2015
Selling commissions and dealer manager fees	$88,000
Other offering costs	13,360
Total offering costs	$101,360

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to March 31, 2015
Total commissions paid to the Dealer Manager	$88,000
Less:
Commissions to participating broker-dealers	(60,322)
Reallowance to participating broker-dealers	(9,849)
Net to the Dealer Manager	$17,829
As of March 31, 2015, cumulative offering costs included $7.7 million incurred from the Advisor and Dealer Manager. We are responsible for offering and related costs from our IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from our IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 1.5% cap as of the end of our IPO are the Advisor's responsibility. As of the close of our IPO, cumulative offering and related costs, excluding commissions and dealer manager fees, did not exceed the 1.5% threshold.
We have used and continue to use the proceeds from our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. We may originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used the net proceeds from our IPO and debt financings to purchase 21 properties with an aggregate base purchase price of $741.7 million. We have used and may continue to use net proceeds from our IPO to fund a portion of our distributions. Once we have used all of the proceeds from our IPO to acquire properties, management expects that cash flow from our properties will be sufficient to fund operating expenses and the payment of our monthly distributions.
Issuer Purchases of Equity Securities
Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2014	19	73,492	$9.82
Three months ended March 31, 2015	11	43,810	9.89
Cumulative repurchase requests as of March 31, 2015 (1)	30	117,302	$9.85
_____________________

(1)
Includes 11 unfulfilled repurchase requests consisting of 43,810 shares with a weighted-average repurchase price per share of $9.89, which were approved for repurchase as of March 31, 2015 and were completed during the second quarter of 2015. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of March 31, 2015.

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

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
By:	/s/ William M. Kahane
William M. Kahane
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Patrick Goulding
Patrick Goulding
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.2 *
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of April 15, 2015, among the Company and American Realty Capital Retail Advisor, LLC, Lincoln Retail REIT Services, LLC and other Limited Partners.

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_____________________________
*    Filed herewith.