Form 10-Q
period 2015-06-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2015-08-13
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 96,128,043 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$218,876	$158,787
Buildings, fixtures and improvements	612,324	478,854
Acquired intangible lease assets	152,411	127,144
Total real estate investments, at cost	983,611	764,785
Less: accumulated depreciation and amortization	(39,728)	(19,115)
Total real estate investments, net	943,883	745,670
Cash and cash equivalents	47,639	170,963
Restricted cash	4,026	3,469
Prepaid expenses and other assets	14,450	7,591
Deferred costs, net	8,096	8,117
Land held for sale	500	—
Total assets	$1,018,594	$935,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$86,750	$86,931
Mortgage premium, net	275	292
Credit facility	70,000	—
Below-market lease liabilities, net	63,964	48,113
Derivatives, at fair value	475	332
Accounts payable and accrued expenses (including $827 and $1,769 due to affiliates as of June 30, 2015 and December 31, 2014, respectively)	18,939	10,329
Deferred rent and other liabilities	2,391	1,575
Distributions payable	5,064	5,138
Total liabilities	247,858	152,710
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 95,822,130 and 94,448,748 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	958	944
Additional paid-in capital	849,414	836,387
Accumulated other comprehensive loss	(469)	(327)
Accumulated deficit	(79,167)	(53,904)
Total stockholders' equity	770,736	783,100
Total liabilities and stockholders' equity	$1,018,594	$935,810

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$17,679	$3,192	$33,830	$5,307
Operating expense reimbursements	4,969	1,086	9,913	1,770
Total revenues	22,648	4,278	43,743	7,077
Operating expenses:
Asset management fees to affiliate	1,457	—	1,457	—
Property operating	8,004	1,335	14,722	2,276
Impairment charges	4,434	—	4,434	—
Fair value adjustment to contingent purchase price consideration	(13,802)	—	(13,802)	—
Acquisition and transaction related	3,399	1,768	3,979	1,788
General and administrative	1,869	546	4,261	653
Depreciation and amortization	10,679	2,797	20,458	4,441
Total operating expenses, net	16,040	6,446	35,509	9,158
Operating income	6,608	(2,168)	8,234	(2,081)
Other (expense) income:
Interest expense	(1,613)	(746)	(3,197)	(1,432)
Loss on disposition of land	—	(19)	—	(19)
Other income	4	20	8	20
Total other expense, net	(1,609)	(745)	(3,189)	(1,431)
Net income (loss)	$4,999	$(2,913)	$5,045	$(3,512)

Other comprehensive income (loss):
Change in unrealized loss on derivative	134	(259)	(142)	(304)
Comprehensive income (loss)	$5,133	$(3,172)	$4,903	$(3,816)

Basic net income (loss) per share	$0.05	$(0.10)	$0.05	$(0.17)
Diluted net income (loss) per share	$0.05	$(0.10)	$0.05	$(0.17)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	94,448,748	$944	$836,387	$(327)	$(53,904)	$783,100
Change in offering costs	—	—	4	—	—	4
Common stock issued through distribution reinvestment plan	1,841,287	19	17,474	—	—	17,493
Common stock repurchases	(467,905)	(5)	(4,470)	—	—	(4,475)
Share-based compensation	—	—	19	—	—	19
Distributions declared	—	—	—	—	(30,308)	(30,308)
Net income	—	—	—	—	5,045	5,045
Other comprehensive loss	—	—	—	(142)	—	(142)
Balance, June 30, 2015	95,822,130	$958	$849,414	$(469)	$(79,167)	$770,736

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$5,045	$(3,512)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,298	2,810
Amortization of in-place lease assets	12,114	1,614
Amortization of deferred costs	989	171
Amortization of mortgage premium	(17)	—
(Accretion) amortization of market lease intangibles, net	(1,181)	430
Bad debt expense	796	—
Fair value adjustment to contingent purchase price consideration	(13,802)	—
Impairment charges	4,434	—
Loss on disposition of land	—	19
Share-based compensation	19	43
Ineffective portion of derivative	1	5
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,333)	(6,173)
Accounts payable and accrued expenses	4,997	1,257
Deferred rent and other liabilities	816	97
Net cash provided by (used in) operating activities	15,176	(3,239)
Cash flows from investing activities:
Investments in real estate and other assets	(202,022)	(94,700)
Deposits for real estate acquisitions	(456)	(1,500)
Proceeds from disposition of land	—	247
Proceeds from contingent purchase price consideration	13,187	—
Capital expenditures	(3,603)	—
Net cash used in investing activities	(192,894)	(95,953)
Cash flows from financing activities:
Payments of mortgage notes payable	(181)	—
Proceeds from credit facility	70,000	—
Payments of deferred financing costs	(37)	(2,115)
Proceeds from issuances of common stock	—	310,500
Common stock repurchases	(766)	—
Payments of offering costs and fees related to stock issuances, net	(1,176)	(33,130)
Distributions paid	(12,889)	(2,779)
Payments to affiliate, net	—	(1,019)
Restricted cash	(557)	(209)
Net cash provided by financing activities	54,394	271,248
Net change in cash and cash equivalents	(123,324)	172,056
Cash and cash equivalents, beginning of period	170,963	13,295
Cash and cash equivalents, end of period	$47,639	$185,351

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures:
Cash paid for interest	$2,023	$1,279
Cash paid for income taxes	$73	$36
Change in offering costs in accounts payable and accrued expenses	$(1,180)	$(1,352)
Change in accrued common stock repurchases	$3,709	$75
Change in capital improvements in accounts payable and accrued expenses	$969	$—

Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$17,493	$2,496
Mortgage notes payable released in connection with disposition of land	$—	$296

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company"), incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2012. On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders were able to elect to have their distributions reinvested in additional shares of the Company's common stock at a price initially equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
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
As of June 30, 2015, the Company had 95.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $951.2 million.
The Company has acquired and intends to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of June 30, 2015, the Company owned 28 properties with an aggregate purchase price of $903.7 million, comprised of 5.8 million rentable square feet which were 94.7% leased on a weighted-average basis.
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
June 30, 2015
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2015. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2015, other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has adopted the provisions of this guidance for the fiscal year ending December 31, 2015 and determined that there is no impact to its financial position, results of operations and cash flows.
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
June 30, 2015
(Unaudited)

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
Note 3 — Real Estate Investments
The Company owned 28 properties as of June 30, 2015. The rentable square feet or annualized rental income on a straight-line basis of the seven properties summarized below represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of June 30, 2015.
Tiffany Springs MarketCenter
On September 26, 2013, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Tiffany Springs MarketCenter, a power center located in Kansas City, Missouri ("Tiffany Springs MarketCenter"). The sellers had no preexisting relationship with the Company. The contract purchase price of Tiffany Springs MarketCenter was $53.5 million, exclusive of closing costs. The acquisition of Tiffany Springs MarketCenter was funded with proceeds from the Company's IPO and new mortgage debt secured by Tiffany Springs MarketCenter. The Company accounted for the purchase of Tiffany Springs MarketCenter as a business combination and incurred acquisition related costs of $0.9 million at acquisition.
Prairie Towne Center
On June 4, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Prairie Towne Center, a power center located in Schaumburg, Illinois ("Prairie Towne Center"). The seller had no preexisting relationship with the Company. The contract purchase price of Prairie Towne Center was $25.3 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Prairie Towne Center as a business combination and incurred acquisition related costs of $0.4 million at acquisition.
Southroads Shopping Center
On October 29, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Southroads Shopping Center, a power center located in Tulsa, Oklahoma ("Southroads Shopping Center"). The seller had no preexisting relationship with the Company. The contract purchase price of Southroads Shopping Center was $57.8 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Southroads Shopping Center as a business combination and incurred acquisition related costs of $1.0 million at acquisition.
Colonial Landing
On December 18, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the leasehold interest in Colonial Landing, a power center located in Orlando, Florida ("Colonial Landing"). The seller had no preexisting relationship with the Company. The contract purchase price of Colonial Landing was $37.3 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Colonial Landing as a business combination and incurred acquisition related costs of $0.7 million at acquisition.
The Shops at West End
On December 23, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in The Shops at West End, a lifestyle center located in St. Louis Park, Minnesota ("The Shops at West End"). The seller had no preexisting relationship with the Company. The contract purchase price of The Shops at West End was $117.1 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of The Shops at West End as a business combination and incurred acquisition related costs of $1.9 million at acquisition.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company settled its contingent consideration arrangement associated with The Shops at West End during the quarter ended June 30, 2015. The settlement resulted in the Company recognizing a fair value adjustment to contingent purchase price of $13.8 million on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015, of which the Company received $13.2 million as of June 30, 2015. Simultaneously, the Company impaired the contingent-related items that were ascribed value at acquisition, resulting in the Company recognizing impairment charges of $4.4 million on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.
Township Marketplace
On December 23, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Township Marketplace, a power center located in Monaca, Oklahoma ("Township Marketplace"). The seller had no preexisting relationship with the Company. The contract purchase price of Township Marketplace was $41.1 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Township Marketplace as a business combination and incurred acquisition related costs of $1.2 million at acquisition.
Northpark Center
On June 29, 2015, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Northpark Center, a power center located in Huber Heights, Ohio ("Northpark Center"). The seller had no preexisting relationship with the Company. The contract purchase price of Northpark Center was $33.2 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO and borrowings under the Credit Facility. The Company accounted for the purchase of Northpark Center as a business combination and incurred acquisition related costs of $0.6 million at acquisition, which are reflected in acquisition and transaction related expenses of the consolidated statements of operations and comprehensive loss.
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2015	2014
Real estate investments, at cost (1):
Land	$60,590	$31,375
Buildings, fixtures and improvements	129,140	51,612
Total tangible assets	189,730	82,987
Acquired intangibles:
In-place leases (2)	27,005	11,713
Above-market lease assets (2)	3,905	—
Below-market lease liabilities (2)	(18,618)	—
Total intangible real estate investments, net	12,292	11,713
Cash paid for acquired real estate investments	$202,022	$94,700
Number of properties purchased	8	3
_____________________

(1)
Real estate investments, at cost, of $102.2 million acquired during the six months ended June 30, 2015 have been provisionally allocated pending receipt and review of final appraisals and/or other information on such assets prepared by third party specialists.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the six months ended June 30, 2015 were 7.0, 21.6 and 20.8 years, respectively, as of the dates of acquisition.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents unaudited pro forma information as if the acquisition during the six months ended June 30, 2015 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net income was adjusted to reclassify acquisition and transaction related expense of $4.0 million from the six months ended June 30, 2015 to the six months ended June 30, 2014:

	Six Months Ended June 30,
(In thousands)	2015 (1)	2014
Pro forma revenues	$52,010	$17,162
Pro forma net income (loss)	$4,945	$(1,445)
_____________________

(1)
For the six months ended June 30, 2015, aggregate revenues and net income derived from the Company's 2015 acquisition (for the Company's period of ownership) were $1.8 million and $0.7 million, respectively.

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 to December 31, 2015	$36,771
2016	71,981
2017	68,045
2018	56,099
2019	40,424
Thereafter	165,280
$438,600
The following table lists the tenants (including, for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all portfolio properties as of June 30, 2015 and 2014:

	June 30,
Tenant	2015	2014
AMC	*	10.7%
____________________________

*
Tenant's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income on a straight-line basis for all portfolio properties as of the date specified.

No other tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014:

	June 30,
State	2015	2014
Texas	16.2%	43.0%
Minnesota	11.2%	*
Florida	10.8%	*
Oklahoma	10.5%	*
Missouri	*	24.9%
Ohio	*	19.0%
Illinois	*	13.1%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all portfolio properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2015 and 2014.
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
On December 2, 2014, the Company, through the OP and certain subsidiaries of the Company acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amends and restates the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from the Company’s IPO, are expected to be used to finance portfolio acquisitions and for general corporate purposes. As of June 30, 2015, the Company's unused borrowing capacity was $255.0 million, based on the assets governed by the Amended Credit Facility. As of June 30, 2015, the Company had $70.0 million outstanding under the Amended Credit Facility. As of December 31, 2014, the Company had no outstanding borrowings under the Amended Credit Facility.
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
June 30, 2015
(Unaudited)

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
The Amended Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2015, the Company was in compliance with the financial covenants under the Amended Credit Agreement.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing (1)	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		3.92%		Fixed	(2)	Oct. 2018
Shops at Shelby Crossing	1	23,963	24,144	4.97%		4.97%		Fixed		Mar. 2024
Total	4	$86,750	$86,931	4.28%	(3)	4.28%	(3)
_________________________________

(1)	Payments and obligations pursuant to this mortgage agreement are guaranteed by the Parent of the Sponsor.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable for the five years subsequent to June 30, 2015:

(In thousands)	Future Principal Payments
July 1, 2015 to December 31, 2015	$182
2016	378
2017	400
2018	63,208
2019	443
Thereafter	22,139
$86,750
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2015
Interest rate swap	$—	$(475)	$—	$(475)
December 31, 2014
Interest rate swap	$—	$(332)	$—	$(332)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premium, net	3	$87,025	$87,709	$87,223	$89,347
Credit Facility	3	$70,000	$70,000	$—	$—
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management's estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2015		December 31, 2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(475)	$(332)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$10	$(385)	$(389)	$(554)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(124)	$(126)	$(247)	$(250)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$1	$(5)	$(1)	$(5)
_________________________________
* The Company reclassified approximately $1,000 of other comprehensive income and $1,000 of other comprehensive loss to interest expense during the three and six months ended June 30, 2015, respectively, which represented the ineffective portion of the change in fair value of the derivative.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2015	$(475)	$—	$(475)	$—	$—	$(475)
December 31, 2014	$(332)	$—	$(332)	$—	$—	$(332)
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of June 30, 2015 and December 31, 2014, the Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.5 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.5 million at June 30, 2015.
Note 8 — Common Stock
As of June 30, 2015 and December 31, 2014, the Company had 95.8 million and 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $951.2 million and $938.7 million, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	19	73,492	$9.82
Six Months Ended June 30, 2015	39	467,905	9.56
Cumulative repurchases as of June 30, 2015 (1)	58	541,397	$9.60
_____________________

(1)
Includes 27 unfulfilled repurchase requests consisting of 423,428 shares with a weighted-average repurchase price per share of $9.53, which were approved for repurchase as of June 30, 2015 and were completed during the third quarter of 2015. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of June 30, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the six months ended June 30, 2015, the Company issued 1.8 million shares of common stock with a value of $17.5 million and a par value per share of $0.01 pursuant to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 to December 31, 2015	$249
2016	504
2017	514
2018	524
2019	535
Thereafter	9,923
$12,249
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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the Advisor owned 202 OP Units.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Fees Paid in Connection with the IPO
During the IPO, the Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager was paid a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was entitled to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three and six months ended June 30, 2015 and 2014 and payable to the Dealer Manager as of June 30, 2015 and December 31, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total commissions and fees to the Dealer Manager	$—	$16,685	$—	$29,632	$—	$—
The Advisor and its affiliates were paid compensation and received expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs relating to the IPO incurred by the Company or entities affiliated with the Advisor on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three and six months ended June 30, 2015 and 2014 and payable to the Advisor and Dealer Manager as of June 30, 2015 and December 31, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Receivable) as of
(In thousands)	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Fees and expense reimbursements to the Advisor and Dealer Manager	$—	$590	$—	$1,012	$(29)	$1,152
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
June 30, 2015
(Unaudited)

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
When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of June 30, 2015, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2015, the Company's board of directors has approved the issuance of and the OP has issued 479,802 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
Effective April 1, 2015:

i.
for any period commencing on or after April 1, 2015, the Company pays the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an Asset Management Fee (as defined in the advisory agreement) equal to 0.75% per annum of the Cost of Assets (as defined in the advisory agreement);

ii.
such Asset Management Fee will be payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor; and

iii.	the Company shall not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.
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
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, have been fully amortized as of June 30, 2015. These fees are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss during the period the service was provided.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table details amounts incurred and forgiven during the three and six months ended June 30, 2015 and 2014 and amounts contractually due as of June 30, 2015 and December 31, 2014 in connection with the operations related services described above:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2015		2014		2015		2014		June 30, 2015	December 31, 2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$2,644	$—	$1,420	$—	$3,038	$—	$1,420	$—	$—	$—
Financing coordination fees (1)	—	—	1,000	—	—	—	1,000	—	—	—
Ongoing fees:
Asset management fees (2)	1,457	—	—	—	1,457	—	—	—	—	—
Transfer agent and other professional services	927	—	46	$—	1,559	—	46	—	802	617
Strategic advisory fees	—	—	148	$—	—	—	297	—	—	—
Distributions on Class B Units	68	—	6	$—	95	—	7	—	25	—
Total related party operation fees and reimbursements	$5,096	$—	$2,620	$—	$6,149	$—	$2,770	$—	$827	$617
_________________________________

(1)	These fees have been capitalized to deferred costs, net on the consolidated balance sheets.

(2)
Effective April 1, 2015, the Company pays the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an Asset Management Fee monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor. From October 1, 2013 through March 31, 2015, the Company caused the OP to issue (subject to approval by the board of directors) to the Advisor restricted performance-based Class B Units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. No reimbursements were made to the Advisor for providing administrative services during the three and six months ended June 30, 2015 or 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs were absorbed by the Advisor during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015. The Advisor absorbed $0.3 million of general and administrative costs during the six months ended June 30, 2014. No property operating costs were absorbed by the Advisor during the three and six months ended June 30, 2015 and 2014. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.
Fees and Participations Paid in Connection with Liquidation or Listing
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2015 and 2014.
The Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and six months ended June 30, 2015 or 2014.
If the Company's shares of common stock are listed on a national securities exchange, the Advisor will receive a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such distribution was incurred during the three and six months ended June 30, 2015 or 2014. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2015 and December 31, 2014, no stock options were issued under the Plan.
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. The following table reflects restricted share award activity for the six months ended June 30, 2015:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2014	15,600	$9.08
Vested	(3,600)	9.17
Unvested, June 30, 2015	12,000	$9.05
As of June 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.6 years.
The fair value of the restricted shares is being expensed on a straight-line basis over the service period of five years. Compensation expense related to restricted stock was approximately $9,000 and $13,000 during the three months ended June 30, 2015 and 2014, respectively. Compensation expense related to restricted stock was approximately $19,000 and $24,000 during the six months ended June 30, 2015 and 2014, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares issued in lieu of cash	—	1,611	—	2,111
Value of shares issued in lieu of cash (in thousands)	$—	$15	$—	$19

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 13 — Net Income (Loss) Per Share
 The following is a summary of the basic and diluted net income (loss) per share computation for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and per share amounts)	2015		2014	2015		2014
Computation of Basic Net Income (Loss) Per Share:
Basic net income (loss)	$4,999		$(2,913)	$5,045		$(3,512)
Basic weighted-average shares outstanding	95,915,695		29,000,403	95,480,309		21,033,404
Basic net income (loss) per share	$0.05		$(0.10)	$0.05		$(0.17)

Computation of Diluted Net Income (Loss) Per Share:
Basic net income (loss)	$4,999		$(2,913)	$5,045		$(3,512)
Adjustments to net income (loss) for common share equivalents	(101)		—	(101)		—
Diluted net income (loss)	$4,898		$(2,913)	$4,944		$(3,512)

Basic weighted-average shares outstanding	95,915,695		29,000,403	95,480,309		21,033,404
Shares of unvested restricted stock	14,051	(1)	—	14,771	(1)	—
OP Units	202		—	202		—
Class B Units (2)	—		—	—		—
Diluted weighted-average shares outstanding	95,929,948		29,000,403	95,495,282		21,033,404
Diluted net income (loss) per share	$0.05		$(0.10)	$0.05		$(0.17)
_____________________

(1)	Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 12,000 shares of unvested restricted stock outstanding as of June 30, 2015.

(2)
Weighted-average number of issued and unvested Class B Units for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014 were 438,948, 35,771, 305,213 and 21,413, respectively. The Class B Units are subject to a performance vesting condition that the Company has not achieved as of June 30, 2015 and 2014, and as such, the weighted-average number of issued and unvested Class B Units are not included in the above calculations of diluted weighted-average shares outstanding for the periods presented. As of June 30, 2015 and 2014, the Company's board of directors had approved the issuance of 479,802 and 45,178 Class B Units, respectively.

Diluted net income (loss) per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock and OP Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014		2014
Shares of unvested restricted stock	20,314	(1)	19,959	(1)
OP Units	202		202
Total common stock equivalents	20,516		20,161
_____________________

(1)	Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 24,600 shares of unvested restricted stock outstanding as of June 30, 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosures:
Acquisitions
From July 1, 2015 to August 12, 2015, the Company acquired one property with a contract purchase price of $28.2 million, exclusive of closing costs.
Sponsor Transactions
On August 6, 2015, the Parent of the Sponsor entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that the Parent of the Sponsor will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and the Parent of the Sponsor will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by the Parent of the Sponsor. The Advisor is currently owned indirectly by the Parent of the Sponsor and following the transaction will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with the Parent of the Sponsor, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Sponsor and Advisor are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.

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

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. There are no established limits on the amounts of borrowings that we may use to fund such distribution payments. Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus be subject to regulation under the Investment Company Act.

•	We own 28 properties as of June 30, 2015.
Overview
We were incorporated on July 29, 2010 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock at a price initially equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO. On May 7, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
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
As of June 30, 2015, we had 95.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $951.2 million.
We have acquired and intend to acquire and own existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or acquired and operated by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of June 30, 2015, we owned 28 properties with an aggregate purchase price of $903.7 million, comprised of 5.8 million rentable square feet which were 94.7% leased on a weighted-average basis.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have adopted the provisions of this guidance for the fiscal year ending December 31, 2015 and determined that there is no impact to our financial position, results of operations and cash flows.
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

Properties
We acquire and operate retail properties. All such properties may be acquired and operated by us alone or jointly with another party. Our portfolio of real estate properties is comprised of the following properties as of June 30, 2015:

Property	Acquisition Date	Property Type	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

Liberty Crossing	Jun. 2012	Power Center	105,970	93.8%	3.9
San Pedro Crossing	Dec. 2012	Power Center	201,965	100.0%	4.9
Tiffany Springs MarketCenter	Sep. 2013	Power Center	238,382	91.5%	6.2
The Streets of West Chester	Apr. 2014	Lifestyle Center	167,155	91.8%	3.8
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	8.8
Southway Shopping Center	Jun. 2014	Power Center	181,809	100.0%	3.3
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	5.1
Northwoods Marketplace	Aug. 2014	Power Center	236,078	97.1%	4.5
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	3.9
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	94.9%	4.6
Shops at Shelby Crossing	Sep. 2014	Power Center	236,081	89.3%	3.3
Shoppes of West Melbourne	Sep. 2014	Power Center	144,399	89.2%	5.9
The Centrum	Sep. 2014	Power Center	270,747	99.4%	4.1
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	94.7%	3.5
Southroads Shopping Center	Oct. 2014	Power Center	429,359	94.2%	5.5
Parkside Shopping Center	Nov. 2014	Power Center	172,622	95.1%	7.2
West Lake Crossing	Nov. 2014	Power Center	75,928	98.6%	5.8
Colonial Landing	Dec. 2014	Power Center	263,559	100.0%	4.8
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	77.5%	9.3
Township Marketplace	Dec. 2014	Power Center	298,630	96.8%	3.8
Cross Pointe Centre	Mar. 2015	Power Center	226,089	98.7%	10.2
Towne Center Plaza	Apr. 2015	Power Center	94,096	100.0%	7.6
Harlingen Corners	May 2015	Power Center	217,772	94.8%	5.9
Bison Hollow	June 2015	Power Center	134,798	100.0%	7.3
Pine Ridge Plaza	June 2015	Power Center	239,492	95.2%	3.8
Village at Quail Springs	June 2015	Power Center	100,404	100.0%	3.7
Jefferson Commons	June 2015	Power Center	205,918	96.2%	10.6
Northpark Center	June 2015	Power Center	318,327	99.2%	4.9
Portfolio, June 30, 2015			5,810,937	94.7%	5.8
_____________________

(1)	Remaining lease term in years as of June 30, 2015, calculated on a weighted-average basis.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of June 30, 2015, we owned 28 properties with an aggregate base purchase price of $903.7 million, comprised of 5.8 million rentable square feet that were 94.7% leased on a weighted-average basis.
Comparison of the Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
As of April 1, 2014, we owned three properties (our "Three Month Same Store") with an aggregate base purchase price of $107.0 million, comprised of 0.5 million rentable square feet that were 94.4% leased on a weighted-average basis. We have acquired 25 properties since April 1, 2014 for an aggregate base purchase price of $796.7 million, comprised of $5.3 million rentable square feet that were 94.6% leased on a weighted-average basis as of June 30, 2015 (our "Three Month Acquisitions"). Accordingly, our results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 reflect significant increases in most categories.

During the three months ended June 30, 2015, we entered into seven new leases comprising a total of 22,406 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.5 million, representing average rent per square foot of $22.01. In addition, we executed renewals on 10 leases comprising a total of 64,004 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $1.2 million, representing average rent per square foot of $18.32, excluding the impact of contingent rental income. Prior to the renewals, the average annualized rental income on a straight-line basis was $17.33 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $7.85 per square foot.
Rental Income
Rental income increased $14.5 million to $17.7 million for the three months ended June 30, 2015, compared to $3.2 million for the three months ended June 30, 2014. This increase in rental income was primarily due to our Three Month Acquisitions, which resulted in an increase in rental income of $14.3 million for the three months ended June 30, 2015. In addition, Three Month Same Store rental income increased by $0.2 million, primarily due to increased occupancy at Liberty Crossing and Tiffany Springs MarketCenter during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $3.9 million to $5.0 million for the three months ended June 30, 2015, compared to $1.1 million for the three months ended June 30, 2014. This increase in operating expense reimbursements was primarily due to our Three Month Acquisitions, which resulted in a $3.8 million increase for the three months ended June 30, 2015. Three Month Same Store operating expense reimbursements increased $0.1 million for the three months ended June 30, 2015 primarily due to increased occupancy at Liberty Crossing and Tiffany Springs MarketCenter during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Asset Management Fees to Affiliate
Asset management fees to affiliate for the three months ended June 30, 2015 of $1.5 million were related to services that we received from our Advisor in connection with the management of our assets. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement. There were no asset management fees to affiliate incurred during the three months ended June 30, 2014 as we issued performance-based restricted, forfeitable partnership units of the OP ("Class B Units") for asset management services for the period.
Property Operating Expenses
Property operating expenses increased $6.7 million to $8.0 million for the three months ended June 30, 2015, compared to $1.3 million for the three months ended June 30, 2014. This increase in property operating expenses was primarily due to our Three Month Acquisitions, which resulted in a $6.5 million increase for the three months ended June 30, 2015. In addition, Three Month Same Store property operating expenses increased by $0.1 million, which primarily related to an increase in real estate taxes and repairs and maintenance costs. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $4.4 million of impairment charges during the three months ended June 30, 2015. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No impairment charges were incurred during the three months ended June 30, 2014.
Fair Value Adjustment to Contingent Purchase Price Consideration
During the three months ended June 30, 2015, we recorded a $13.8 million fair value adjustment related to the write-off of contingent purchase price consideration in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No such fair value adjustments were made during the three months ended June 30, 2014.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $1.6 million to $3.4 million for the three months ended June 30, 2015, compared to $1.8 million for the three months ended June 30, 2014. These expenses related to our acquisition of seven properties with an aggregate base purchase price of $175.8 million during the three months ended June 30, 2015. The $1.8 million in acquisition and transaction related expenses for the three months ended June 30, 2014 related to our acquisition of three properties with a base purchase price of $94.7 million.

General and Administrative Expenses
General and administrative expenses increased $1.4 million to $1.9 million for the three months ended June 30, 2015, compared to $0.5 million for the three months ended June 30, 2014. This increase related to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. No general and administrative costs were absorbed by the Advisor during the three months ended June 30, 2015 or 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $7.9 million to $10.7 million for the three months ended June 30, 2015, compared to $2.8 million for the three months ended June 30, 2014. This increase was primarily attributable to our Three Month Acquisitions, which resulted in an increase in depreciation and amortization expenses of $7.9 million for the three months ended June 30, 2015. This increase was partially offset by approximately $47,000 decrease in Three Month Same Store depreciation and amortization, primarily due to several tenants vacating the properties during the fourth quarter in 2014. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $0.9 million to $1.6 million for the three months ended June 30, 2015, compared to $0.7 million for the three months ended June 30, 2014. Interest expense for the three months ended June 30, 2015 resulted from our mortgage notes payable, which had a weighted-average balance of $86.8 million and a weighted-average effective interest rate of 4.28%, our Credit Facility, which had weighted-average borrowings of $17.5 million and a weighted-average effective interest rate of 1.54%, as well as unused fees on our Amended Credit Facility and amortization of deferred financing costs. Interest expense for the three months ended June 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $63.0 million and a weighted-average interest rate of 4.01%, as well as unused fees on our Credit Facility and amortization of deferred financing costs.
Comparison of the Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
As of January 1, 2014, we owned three properties (our "Six Month Same Store") with an aggregate base purchase price of $107.0 million, comprised of 0.5 million rentable square feet that were 94.4% leased on a weighted-average basis. We have acquired 25 properties since January 1, 2014 for an aggregate base purchase price of $796.7 million, comprised of 5.3 million rentable square feet that were 94.6% leased on a weighted-average basis as of June 30, 2015 (our "Six Month Acquisitions"). Accordingly, our results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 reflect significant increases in most categories.
During the six months ended June 30, 2015, we entered into eleven new leases comprising a total of 41,214 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.9 million, representing average rent per square foot of $21.46 In addition, we executed renewals on 30 leases comprising a total of 180,121 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $3.2 million, representing average rent per square foot of $17.57, excluding the impact of contingent rental income. Prior to the renewals, the average annualized rental income on a straight-line basis was $17.31 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $6.82 per square foot.
Rental Income
Rental income increased $28.5 million to $33.8 million for the six months ended June 30, 2015, compared to $5.3 million for the six months ended June 30, 2014. This increase in rental income was primarily due to our Six Month Acquisitions, which resulted in an increase in rental income of $28.2 million for the six months ended June 30, 2015. In addition, Six Month Same Store rental income increased by $0.3 million, primarily due to increased occupancy at Liberty Crossing and Tiffany Springs MarketCenter during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $8.1 million to $9.9 million for the six months ended June 30, 2015, compared to $1.8 million for the six months ended June 30, 2014. This increase in operating expense reimbursements was primarily due to our Six Month Acquisitions, which resulted in a $8.0 million increase for the six months ended June 30, 2015. Six Month Same Store operating expense reimbursements increased $0.1 million for the six months ended June 30, 2015 primarily due to increased occupancy at Liberty Crossing and Tiffany Springs MarketCenter during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.

Asset Management Fees to Affiliate
Asset management fees to affiliate for the six months ended June 30, 2015 of $1.5 million were related to services that we received from our Advisor in connection with the management of our assets. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement. There were no asset management fees to affiliate incurred during the six months ended June 30, 2014 as we issued Class B Units for asset management services for the period.
Property Operating Expenses
Property operating expenses increased $12.4 million to $14.7 million for the six months ended June 30, 2015, compared to $2.3 million for the six months ended June 30, 2014. This increase in property operating expenses was primarily due to our Six Month Acquisitions, which resulted in a $12.2 million increase for the six months ended June 30, 2015. In addition, Six Month Same Store property operating expenses increased by $0.2 million, which primarily related to an increase in real estate taxes and repairs and maintenance costs. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $4.4 million of impairment charges during the six months ended June 30, 2015. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No impairment charges were incurred during the six months ended June 30, 2014.
Fair Value Adjustment to Contingent Purchase Price Consideration
During the six months ended June 30, 2015, we recorded a $13.8 million fair value adjustment related to the write-off of contingent purchase price consideration in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No such fair value adjustments were made during the six months ended June 30, 2014.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $2.2 million to $4.0 million for the six months ended June 30, 2015, compared to $1.8 million for the six months ended June 30, 2014. These expenses related to our acquisition of eight properties with an aggregate base purchase price of $201.9 million during the six months ended June 30, 2015. The $1.8 million in acquisition and transaction related expenses for the six months ended June 30, 2014 related to our acquisition of three properties with a base purchase price of $94.7 million.
General and Administrative Expenses
General and administrative expenses increased $3.6 million to $4.3 million for the six months ended June 30, 2015, compared to $0.7 million for the six months ended June 30, 2014. This increase related primarily to higher legal fees, audit fees, transfer agent fees and accounting fees to support our larger portfolio and increased number of stockholders.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $16.1 million to $20.5 million for the six months ended June 30, 2015, compared to $4.4 million for the six months ended June 30, 2014. This increase was primarily attributable to our Six Month Acquisitions, which resulted in an increase in depreciation and amortization expenses of $16.3 million for the six months ended June 30, 2015. This increase was partially offset by a $0.2 million decrease in Six Month Same Store depreciation and amortization, primarily due to several tenants vacating the properties during the fourth quarter in 2014. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.8 million to $3.2 million for the six months ended June 30, 2015, compared to $1.4 million for the six months ended June 30, 2014. Interest expense for the six months ended June 30, 2015 resulted from our mortgage notes payable, which had a weighted-average balance of $86.8 million and a weighted-average effective interest rate of 4.28%, our Credit Facility, which had weighted-average borrowings of $10.0 million and a weighted-average effective interest rate of 1.54%, as well as unused fees on our Amended Credit Facility and amortization of deferred financing costs. Interest expense for the six months ended June 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $63.1 million and a weighted-average interest rate of 4.01%, as well as unused fees on our Credit Facility and amortization of deferred financing costs.

Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash provided by operating activities was $15.2 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the six months ended June 30, 2015 included $4.0 million of acquisition and transaction related costs. Cash inflows primarily related to net income adjusted for non-cash items of $16.7 million (net income of approximately $5.0 million adjusted for depreciation and amortization of tangible and intangible real estate assets, impairment charges, amortization of deferred costs, share-based compensation and the ineffective portion of derivative partially offset by fair value adjustment to contingent purchase price obligation and amortization of mortgage premium totaling $11.7 million), an increase in accounts payable and accrued expenses of $5.0 million and an increase in deferred rent and other liabilities of $0.8 million due to the timing of the receipt of rental payments and payment of our expenses. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $7.3 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.
Net cash used in investing activities during the six months ended June 30, 2015 of $192.9 million included $202.0 million related to our Six Month Acquisitions, $3.6 million related to capital expenditures and $0.5 million related to deposits for future real estate acquisitions. Cash outflows were partially offset by proceeds from contingent consideration of $13.2 million.
Net cash provided by financing activities during the six months ended June 30, 2015 of $54.4 million primarily related to proceeds from our credit facility of $70.0 million, partially offset by cash distributions of $12.9 million, payments related to offering costs of $1.2 million, common stock repurchases of $0.8 million and restricted cash of $0.6 million.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash used in operating activities was $3.2 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2014 include $1.8 million of acquisition and transaction related costs. Cash outflows primarily related to an increase in prepaid expenses and other assets of $6.2 million, resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements. Cash outflows were partially offset by cash inflows, including a net loss adjusted for non-cash items of $1.6 million (net loss of $3.5 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, loss on disposition of land, share-based compensation and loss on derivative instrument totaling $5.1 million) and a decrease of $1.3 million in accounts payable and accrued expenses.
Net cash used in investing activities during the six months ended June 30, 2014 of $96.0 million included $94.7 million related to our acquisition of three properties and $1.5 million related to deposits for future real estate acquisitions.
Net cash provided by financing activities during the six months ended June 30, 2014 of $271.2 million related to proceeds from the issuance of common stock of $310.5 million. These inflows were partially offset by payments related to offering costs of $33.1 million, cash distributions of $2.8 million, payments of deferred financing costs of $2.1 million and payments to affiliates, net of $1.0 million.
Liquidity and Capital Resources
In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO.  We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders. We continued offering and selling shares in our IPO until September 12, 2014. Our IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of June 30, 2015, we had 95.8 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $951.2 million. We purchased our first property and commenced active operations in June 2012.
As of June 30, 2015, we had cash and cash equivalents of $47.6 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions are met through net proceeds received from our IPO, as well as proceeds from secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations, the operations of properties to be acquired in the future and proceeds from our Credit Facility.  Management expects that in the future, as our portfolio matures, cash flows from our properties will be sufficient to fund operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
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
On June 11, 2014, we, through the OP, entered into a credit agreement (the "Credit Agreement") relating to a credit facility that provided for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. On December 2, 2014, we, through the OP and certain of our subsidiaries acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amends and restates the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from our IPO, are expected to be used to finance portfolio acquisitions and for general corporate purposes. As of June 30, 2015, our unused borrowing capacity was $255.0 million, based on the assets governed by the Amended Credit Facility. As of June 30, 2015, we had $70.0 million outstanding under the Amended Credit Facility.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2014	19	73,492	$9.82
Three months ended June 30, 2015	39	467,905	9.56
Cumulative repurchase requests as of June 30, 2015 (1)	58	541,397	$9.60
_____________________

(1)
Includes 27 unfulfilled repurchase requests consisting of 423,428 shares with a weighted-average repurchase price per share of $9.53, which were approved for repurchase as of June 30, 2015 and were completed during the third quarter of 2015. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2015.

Acquisitions
Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. As of August 12, 2015, we owned 29 properties. We currently have $121.3 million of assets under contract. Pursuant to the terms of the purchase and sale agreements, our obligation to close upon these acquisitions is subject to certain conditions customary to closing, including the successful completion of due diligence and fully negotiated binding agreements. There can be no assurance that we will complete these acquisitions.
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
The below table reflects the items deducted or added to net income in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net income (in accordance with GAAP)	$46	$4,999	$5,045
Impairment charges	—	4,434	4,434
Depreciation and amortization	9,779	10,679	20,458
FFO	9,825	20,112	29,937
Acquisition fees and expenses	580	3,399	3,979
Amortization of mortgage premium	(9)	(8)	(17)
Accretion of market lease intangibles, net	(557)	(624)	(1,181)
Mark-to-market adjustments	2	(1)	1
Straight-line rent	(867)	(279)	(1,146)
Fair value adjustment to contingent purchase price obligation	—	(13,802)	(13,802)
MFFO	$8,974	$8,797	$17,771
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
During the six months ended June 30, 2015, distributions paid to common stockholders totaled $30.4 million, inclusive of $17.5 million of distributions reinvested pursuant to the DRIP. During the six months ended June 30, 2015, cash used to pay distributions was generated from cash flows from operations and offering proceeds reinvested in common stock issued pursuant to our DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions to stockholders	$14,954		$15,428		$30,382

Source of distribution coverage:
Cash flows provided by operations (1)	$6,630	44.3%	$7,352	47.7%	$13,982	46.0%
Offering proceeds from issuances of common stock	—	—%	—	—%	—	—%
Offering proceeds reinvested in common stock issued under the DRIP	8,324	55.7%	8,076	52.3%	16,400	54.0%
Proceeds from financings	—	—%	—	—%	—	—%
Total source of distribution coverage	$14,954	100.0%	$15,428	100.0%	$30,382	100.0%

Cash flows provided by operations (GAAP basis)	$9,998		$5,178		$15,176
Net income (in accordance with GAAP)	$46		$4,999		$5,045
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2015 and the three and six months ended June 30, 2015 include acquisition and transaction related expenses of $0.6 million, $3.4 million and $4.0 million, respectively.

For the six months ended June 30, 2015, cash flows provided by operations were $15.2 million. As shown in the table above, we funded distributions with cash flows from operations and offering proceeds reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors - Distributions paid from sources other than our cash flows from operations will reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.
The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO for the period from July 29, 2010 (date of inception) through June 30, 2015:

(In thousands)	Period from July 29, 2010 (date of inception) to June 30, 2015
Total distributions paid	$58,577

Reconciliation of net loss:
Revenues	$80,279
Acquisition and transaction related	(17,835)
Depreciation and amortization	(40,848)
Other operating expenses	(25,635)
Other non-operating expenses	(10,767)
Net loss (in accordance with GAAP) (1)	$(14,806)

Cash flows provided by operations	$18,361

FFO	$30,680
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2015, we were in compliance with the financial covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of June 30, 2015, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 9.6% and 15.4%, respectively.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Amended Credit Facility over the next five years and thereafter as of June 30, 2015:

		July 1, 2015 to December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$86,750	$182	$778	$63,651	$22,139
Interest on mortgage notes payable	17,404	1,860	7,382	3,701	4,461
Credit facility	70,000	—	—	70,000	—
Interest on credit facility	5,954	876	3,479	1,599	—
Ground lease rental payments due	12,249	249	1,018	1,059	9,923
	$192,357	$3,167	$12,657	$140,010	$36,523
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified for taxation as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income.
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
As of June 30, 2015, our debt consisted of fixed-rate secured mortgage financings with a carrying value of $87.0 million and a fair value of $87.7 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.4 million.
As of June 30, 2015 our variable-rate Credit Facility had a carrying and fair value of $70.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on our variable-rate Credit Facility would increase or decrease our interest expense by $0.7 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, we are required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. We are required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Management previously concluded that our disclosure controls and procedures were not effective as of December 31, 2014 or March 31, 2015 due to the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015. As described below, a remediation plan has been implemented and, as of June 30, 2015, management deems the material weaknesses previously identified to be remediated and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, we executed our remediation plan, as further described below.  In connection with the evaluation required by Rule 13a-15(d), we identified the execution of this remediation plan as having materially affected, or reasonably likely to materially affect, our internal control over financial reporting.  Other than the execution of the remediation plan, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses
We, with the concurrence and oversight of the Audit Committee of our Board of Directors, executed our remediation plan described in our Annual Report on Form 10-K filed with the SEC on April 15, 2015, during the quarter ended June 30, 2015. As part of the remediation plan, management:

•
Enhanced information technology system access controls supporting the general ledger and accounts payable system applications to address appropriate segregation of duties and to restrict IT and financial users’ access to the underlying entities and IT functions and data commensurate with their job responsibilities;

•	Implemented appropriate end-user controls over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Implemented appropriate controls over the authorization of manual journal entries made to the general ledger.
Management verified that the aforementioned controls were appropriately designed and implemented as of June 30, 2015, and will continue to monitor and test, as applicable, the ongoing operating effectiveness of its’ new and enhanced controls.
Our internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below:
Distributions paid from sources other than our cash flows from operations will reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect stockholders' overall return.
Our cash flows provided by operations for the six months ended June 30, 2015 were $15.2 million. During the six months ended June 30, 2015, we paid distributions of $30.4 million, of which $16.4 million, or 54.0%, was funded from offering proceeds reinvested in common stock issued pursuant to our DRIP and $14.0 million, or 46.0%, was funded from cash flows from operations. We may in the future pay distributions from sources other than from our cash flows from operations.
We may not generate sufficient cash flows from operations to pay future distributions. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. In accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute our stockholders interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of June 30, 2015, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	June 30, 2015
Texas	16.2%
Minnesota	11.2%
Florida	10.8%
Oklahoma	10.5%
North Carolina	9.9%
Ohio	7.7%
Pennsylvania	7.4%
Kentucky	7.2%
Missouri	5.7%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2015.
Use of Proceeds from Sales of Registered Securities
On March 17, 2011, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement (File No. 333-169355), filed with the SEC under the Securities Act. The Registration Statement also covered up to 25.0 million shares available pursuant to the DRIP under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock. On March 4, 2013, our board of directors approved an extension of the termination date of our IPO from March 17, 2013 to March 17, 2014. On March 14, 2014, we filed the Follow-On Registration Statement with the SEC to register a follow-on offering of up to 75.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, and 12.5 million shares of common stock pursuant to the DRIP. However, as permitted by Rule 415 under the Securities Act, we continued offering and selling shares in our IPO until September 12, 2014. The IPO closed on September 12, 2014. On September 17, 2014, we withdrew our Follow-On Registration Statement, from which no securities were sold. On September 19, 2014, we registered an additional 25.0 million shares of common stock to be used under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of June 30, 2015, we had 95.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total gross proceeds from the IPO and the DRIP of $951.2 million. On May 7, 2015 we filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $101.4 million, to acquire existing anchored, stabilized core retail properties, including lifestyle centers and power centers. As of June 30, 2015, we have used the net proceeds from our IPO and debt financings to purchase 28 properties with an aggregate base purchase price of $903.7 million.
The following table reflects the offering costs associated with issuances of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to June 30, 2015
Selling commissions and dealer manager fees	$88,000
Other offering costs	13,360
Total offering costs	$101,360

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock:

(In thousands)	Period from July 29, 2010 (date of inception) to June 30, 2015
Total commissions paid to the Dealer Manager	$88,000
Less:
Commissions to participating broker-dealers	(60,322)
Reallowance to participating broker-dealers	(9,849)
Net to the Dealer Manager	$17,829
As of June 30, 2015, cumulative offering costs included $7.7 million incurred from the Advisor and Dealer Manager. We are responsible for offering and related costs from our IPO, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from our IPO, measured at the end of the IPO. Offering costs, excluding selling commissions and dealer manager fees, in excess of the 1.5% cap as of the end of our IPO are the Advisor's responsibility. As of the close of our IPO, cumulative offering and related costs, excluding commissions and dealer manager fees, did not exceed the 1.5% threshold.
Issuer Purchases of Equity Securities
Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2014	19	73,492	$9.82
Three months ended June 30, 2015	39	467,905	9.56
Cumulative repurchase requests as of June 30, 2015 (1)	58	541,397	$9.60
_____________________

(1)
Includes 27 unfulfilled repurchase requests consisting of 423,428 shares with a weighted-average repurchase price per share of $9.53, which were approved for repurchase as of June 30, 2015 and were completed during the third quarter of 2015. This liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of June 30, 2015.

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
Patrick Goulding
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.2 (1)
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of April 15, 2015, among the Company and American Realty Capital Retail Advisor, LLC, Lincoln Retail REIT Services, LLC and other Limited Partners

4.3 *
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of June 30, 2015, among the Company and American Realty Capital Retail Advisor, LLC, Lincoln Retail REIT Services, LLC and other Limited Partners

10.1 (2)
Third Amended and Restated Advisory Agreement by and among American Realty Capital - Retail Centers of America, Inc., American Realty Capital Retail Operating Partnership, L.P. and American Realty Capital Retail Advisor, LLC dated as of June 30, 2015

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_____________________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 14, 2015.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2015.