Form 10-Q
period 2015-09-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2015-11-16
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 96,795,931 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$275,720	$158,787
Buildings, fixtures and improvements	810,343	478,854
Acquired intangible lease assets	193,129	127,144
Total real estate investments, at cost	1,279,192	764,785
Less: accumulated depreciation and amortization	(52,690)	(19,115)
Total real estate investments, net	1,226,502	745,670
Cash and cash equivalents	45,195	170,963
Restricted cash	5,682	3,469
Prepaid expenses and other assets	17,030	7,591
Deferred costs, net	8,895	8,117
Land held for sale	1,982	—
Total assets	$1,305,286	$935,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$129,156	$86,931
Mortgage premium, net	5,015	292
Credit facility	304,000	—
Below-market lease liabilities, net	79,770	48,113
Derivatives, at fair value	743	332
Accounts payable and accrued expenses (including $1,046 and $2,018 due to related parties as of September 30, 2015 and December 31, 2014, respectively)	23,190	10,329
Deferred rent and other liabilities	3,159	1,575
Distributions payable	5,092	5,138
Total liabilities	550,125	152,710
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 96,491,291 and 94,448,748 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	965	944
Additional paid-in capital	855,769	836,387
Accumulated other comprehensive loss	(735)	(327)
Accumulated deficit	(100,838)	(53,904)
Total stockholders' equity	755,161	783,100
Total liabilities and stockholders' equity	$1,305,286	$935,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$21,545	$5,120	$55,375	$10,427
Operating expense reimbursements	6,343	1,635	16,256	3,405
Total revenues	27,888	6,755	71,631	13,832
Operating expenses:
Asset management fees to related party	1,792	—	3,249	—
Property operating	9,004	2,216	23,726	4,492
Impairment charges	—	—	4,434	—
Fair value adjustment to contingent purchase price consideration	4	—	(13,798)	—
Acquisition and transaction related	5,585	3,483	9,564	5,271
General and administrative	1,888	527	6,149	1,180
Depreciation and amortization	13,581	4,251	34,039	8,692
Total operating expenses	31,854	10,477	67,363	19,635
Operating (loss) income	(3,966)	(3,722)	4,268	(5,803)
Other (expense) income:
Interest expense	(2,148)	(1,052)	(5,345)	(2,484)
Loss on disposition of land	—	—	—	(19)
Other income	6	1	14	21
Total other expense, net	(2,142)	(1,051)	(5,331)	(2,482)
Net loss	$(6,108)	$(4,773)	$(1,063)	$(8,285)

Other comprehensive loss:
Change in unrealized (loss) income on derivative	(266)	255	(408)	(49)
Comprehensive loss	$(6,374)	$(4,518)	$(1,471)	$(8,334)

Basic and diluted weighted-average shares outstanding	96,400,048	61,255,619	95,439,305	34,588,143
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.01)	$(0.24)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	94,448,748	$944	$836,387	$(327)	$(53,904)	$783,100
Change in offering costs	—	—	4	—	—	4
Common stock issued through distribution reinvestment plan	2,776,800	28	26,354	—	—	26,382
Common stock repurchases	(740,257)	(7)	(7,018)	—	—	(7,025)
Share-based compensation	6,000	—	42	—	—	42
Distributions declared	—	—	—	—	(45,871)	(45,871)
Net loss	—	—	—	—	(1,063)	(1,063)
Other comprehensive loss	—	—	—	(408)	—	(408)
Balance, September 30, 2015	96,491,291	$965	$855,769	$(735)	$(100,838)	$755,161

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,063)	$(8,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,594	5,467
Amortization of in-place lease assets	20,358	3,197
Amortization of deferred costs	1,516	408
Amortization of mortgage premiums	(116)	(3)
(Accretion) amortization of market lease intangibles, net	(2,433)	686
Bad debt expense	836	—
Fair value adjustment to contingent purchase price consideration	(13,798)	—
Impairment charges	4,434	—
Loss on disposition of land	—	19
Share-based compensation	42	93
Ineffective portion of derivative	3	3
Changes in assets and liabilities:
Prepaid expenses and other assets	(12,299)	(1,002)
Accounts payable and accrued expenses	12,396	3,666
Deferred rent and other liabilities	1,584	679
Restricted cash	(1,403)	(824)
Net cash provided by operating activities	23,651	4,104
Cash flows from investing activities:
Investments in real estate and other assets	(434,210)	(259,841)
Deposits for real estate acquisitions	(350)	(3,644)
Proceeds from disposition of land	—	247
Proceeds from contingent purchase price consideration	14,996	—
Restricted cash	(810)	(2,012)
Capital expenditures	(6,318)	(494)
Net cash used in investing activities	(426,692)	(265,744)
Cash flows from financing activities:
Payments on mortgage notes payable	(387)	—
Proceeds from credit facility	304,000	—
Payments of deferred financing costs	(827)	(3,427)
Proceeds from issuances of common stock	—	775,091
Common stock repurchases	(4,802)	(87)
Payments of offering costs and fees related to stock issuances, net	(1,176)	(81,832)
Distributions paid	(19,535)	(6,324)
Payments to related party, net	—	(1,019)
Net cash provided by financing activities	277,273	682,402
Net change in cash and cash equivalents	(125,768)	420,762
Cash and cash equivalents, beginning of period	170,963	13,295
Cash and cash equivalents, end of period	$45,195	$434,057

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Supplemental Disclosures:
Cash paid for interest	$3,603	$1,916
Cash paid for income taxes	$72	$36
Change in offering costs in accounts payable and accrued expenses	$(1,180)	$(3,478)
Change in accrued common stock repurchases	$2,260	$221
Change in capital improvements in accounts payable and accrued expenses	$(951)	$—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$42,612	$24,232
Premium assumed on mortgage note payable	$4,839	$—
Common stock issued through distribution reinvestment plan	$26,382	$6,716
Mortgage notes payable released in connection with disposition of land	$—	$296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company"), incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2012. On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders were able to elect to have their distributions reinvested in additional shares of the Company's common stock at a price equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO. On May 7, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.
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
As of September 30, 2015, the Company had 96.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $958.1 million.
The Company has acquired and intends to acquire and own existing anchored, stabilized core retail properties for investment purposes, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first property and commenced active operations in June 2012. As of September 30, 2015, the Company owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.4 million rentable square feet which were 94.8% leased on a weighted-average basis.
Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all the units of limited partner interest in the OP ("OP Units"). The Company's advisor, American Realty Capital Retail Advisor, LLC (the "Advisor"), a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln provides, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor and the Dealer Manager are under common control with AR Capital, LLC (the "Parent of the Sponsor"), the parent of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), as a result of which they are related parties of the Company. Each has received or will receive compensation, fees and/or other expense reimbursements for services related to the IPO and the investment and management of the Company's assets. Such entities have received or may receive, as applicable, fees and/or other expense reimbursements during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees and/or other expense reimbursements payable to the Advisor for the performance of real estate-related services.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2015. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2015, other than the updates described below.
Reclassifications
The Company changed its prior presentation of cash flows associated with restricted cash accounts from financing activities to operating activities or investing activities in the unaudited consolidated statements of cash flows based on the restrictions that permit the cash to be used to pay specific operating expenses such as real estate taxes and insurance or for capital expenditures and improvements. The restrictions arise from certain borrowing agreements and had previously been presented as cash flows from financing activities.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has adopted the provisions of this guidance for the fiscal year ending December 31, 2015 and determined that there is no impact to the Company's consolidated financial position, results of operations and cash flows.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The Company is currently evaluating the impact of the new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The Company owned 35 properties, which were acquired for investment purposes, as of September 30, 2015. The rentable square feet or annualized rental income on a straight-line basis of the three properties summarized below represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of September 30, 2015.
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
During the quarter ended June 30, 2015, the Company settled its contingent consideration arrangement associated with The Shops at West End and recognized a fair value adjustment to contingent purchase price of $13.8 million, which is reflected on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2015. Simultaneously, during the quarter ended June 30, 2015, the Company impaired the contingent-related items that were ascribed value at acquisition and recognized impairment charges of $4.4 million, which is reflected on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, the Company received proceeds from the contingent consideration arrangement associated with The Shops at West End of $0.5 million and $13.7 million, respectively.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Patton Creek
On August 28, 2015, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Patton Creek, a power center located in Hoover, Alabama ("Patton Creek"). The seller had no preexisting relationship with the Company. The contract purchase price of Patton Creek was $83.5 million, exclusive of closing costs. The acquisition of Patton Creek was funded with proceeds from the Company's IPO and assumption of an existing mortgage secured by Patton Creek. The Company accounted for the purchase of Patton Creek as a business combination and incurred acquisition related costs of $1.5 million at acquisition, which are reflected in acquisition and transaction related expenses of the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015.
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2015		2014
Real estate investments, at cost (1):
Land	$118,916		$82,482
Buildings, fixtures and improvements	326,236		170,878
Total tangible assets	445,152		253,360
Acquired intangibles:
In-place leases	62,934	(2)	29,429
Above-market lease assets	9,979	(2)	2,040
Below-market lease liabilities	(36,404)	(2)	(1,253)
Total intangible real estate investments, net	36,509		30,216
Land held for sale	—		1,473
Total assets acquired, net	481,661		285,049
Mortgage notes payable assumed or used to acquire real estate investments	(42,612)		(24,232)
Premiums on mortgage notes payable assumed	(4,839)		(304)
Other liabilities assumed	—		(672)
Cash paid for acquired real estate investments	$434,210		$259,841
Number of properties purchased	15		10
_____________________

(1)
Real estate investments, at cost, of $279.6 million acquired during the nine months ended September 30, 2015 have been provisionally allocated pending receipt and review of final appraisals and/or other information on such assets prepared by third party specialists.

(2)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the nine months ended September 30, 2015 were 6.5, 12.9 and 18.3 years, respectively, as of each property's respective acquisition date.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2015 had been consummated on January 1, 2014. Additionally, the unaudited pro forma net income (loss) was adjusted to reclassify acquisition related expense of $9.5 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
(In thousands)	2015 (1)	2014
Pro forma revenues	$97,634	$48,459
Pro forma net income (loss)	$10,634	$(3,737)
Basic and diluted pro forma net income (loss) per share	$0.11	$(0.11)
_____________________

(1)
For the nine months ended September 30, 2015, aggregate revenues and net income derived from the Company's 2015 acquisitions (for the Company's period of ownership) were $8.6 million and $2.5 million, respectively.

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2015 to December 31, 2015	$23,667
2016	93,653
2017	87,947
2018	74,215
2019	56,998
Thereafter	219,465
$555,945
No tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2015 and 2014.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2015 and 2014:

	September 30,
State	2015	2014
Texas	12.5%	22.3%
North Carolina	11.8%	16.2%
Florida	*	13.2%
Missouri	*	12.8%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2015 and 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 4 — Credit Facility
On June 11, 2014, the Company, through the OP, entered into a credit agreement (the "Credit Agreement") for a credit facility (the "Credit Facility") that provided for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. Through an uncommitted "accordion feature," the OP, subject to certain conditions, was able to increase commitments under the Credit Facility to up to $250.0 million.
On December 2, 2014, the Company, through the OP and certain wholly-owned subsidiaries of the Company acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amended and restated the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from the Company’s IPO, have been used and are expected to be used to finance acquisitions and for general corporate purposes. As of September 30, 2015, the Company's unused borrowing capacity was $21.0 million, based on the asset pool availability governed by the Amended Credit Facility. As of September 30, 2015, the Company had $304.0 million outstanding under the Amended Credit Facility. As of December 31, 2014, the Company had no outstanding borrowings under the Amended Credit Facility.
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
Borrowings under the Amended Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Amended Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR for the applicable interest period plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company's consolidated leverage ratio. As of September 30, 2015, the weighted average interest rate on the Amended Credit Facility was 1.55%.
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
The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of the OP guarantee the obligations under the Amended Credit Facility.
The Amended Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2015, the Company was in compliance with the financial covenants under the Amended Credit Agreement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		3.92%		Fixed	(1)	Oct. 2018
Shops at Shelby Crossing	1	23,874	24,144	4.97%		4.97%		Fixed		Mar. 2024
Patton Creek	1	42,495	—	5.76%		—%		Fixed		Dec. 2020
Total	5	$129,156	$86,931	4.76%	(2)	4.28%	(2)
_________________________________

(1)	Fixed as a result of entering into a swap agreement.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
The following table summarizes the scheduled aggregate principal payments for the Company's mortgage notes payable for the five years subsequent to September 30, 2015:

(In thousands)	Future Principal Payments
October 1, 2015 to December 31, 2015	$212
2016	1,112
2017	1,185
2018	64,039
2019	1,322
Thereafter	61,286
$129,156
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2015
Interest rate swap	$—	$(743)	$—	$(743)
December 31, 2014
Interest rate swap	$—	$(332)	$—	$(332)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premium, net	3	$134,171	$137,166	$87,223	$89,347
Credit Facility	3	$304,000	$304,000	$—	$—
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
September 30, 2015
(Unaudited)

Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses such derivatives to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2015		December 31, 2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(743)	$(332)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Amount of (loss) gain recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(390)	$127	$(779)	$(427)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(124)	$(127)	$(371)	$(377)
Amount of (loss) gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$(2)	$2	$(3)	$(3)
_________________________________
* The Company reclassified approximately $2,000 and $3,000 of other comprehensive loss to interest expense during the three and nine months ended September 30, 2015, respectively, and reclassified approximately $2,000 of other comprehensive income and approximately $3,000 of other comprehensive loss to interest expense during the three and nine months ended September 30, 2014, respectively, which represented the ineffective portion of the change in fair value of the derivative.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2015	$(743)	$—	$(743)	$—	$—	$(743)
December 31, 2014	$(332)	$—	$(332)	$—	$—	$(332)
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of September 30, 2015 and December 31, 2014, the Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.8 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.8 million at September 30, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 8 — Common Stock
As of September 30, 2015 and December 31, 2014, the Company had 96.5 million and 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $958.1 million and $938.7 million, respectively.
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
Prior to the time that the Company's shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100.0% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning on March 12, 2016, the date which is 18 months after the close of its offering. Beginning on March 12, 2016, the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which is expected to include independent valuations of properties, prepared by third-party service providers.
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
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2014	19	73,492	$9.82
Nine Months Ended September 30, 2015	83	740,257	9.54
Cumulative repurchases as of September 30, 2015 (1)	102	813,749	$9.57
_____________________

(1)
Includes 44 unfulfilled repurchase requests consisting of 272,352 shares with a weighted-average repurchase price per share of $9.50, which were approved for repurchase as of September 30, 2015 and were completed during the fourth quarter of 2015. This $2.6 million liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of September 30, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the nine months ended September 30, 2015, the Company issued 2.8 million shares of common stock with a value of $26.4 million and a par value per share of $0.01 pursuant to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2015 to December 31, 2015	$125
2016	504
2017	514
2018	524
2019	535
Thereafter	9,923
$12,125
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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, the Advisor owned 202 OP Units.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees Paid in Connection with the IPO
During the IPO, the Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock. The Dealer Manager was paid a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager was entitled to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the three and nine months ended September 30, 2015 and 2014 and payable to the Dealer Manager as of September 30, 2015 and December 31, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total commissions and fees to the Dealer Manager	$—	$45,107	$—	$74,740	$—	$—
The Advisor and its affiliates were paid compensation and received expense reimbursements for services relating to the IPO. The Company utilizes transfer agent services provided by an affiliate of the Dealer Manager. All offering costs relating to the IPO incurred by the Company or entities affiliated with the Advisor on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three and nine months ended September 30, 2015 and 2014 and payable to the Advisor and Dealer Manager as of September 30, 2015 and December 31, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
(In thousands)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees and expense reimbursements to the Advisor and Dealer Manager	$—	$711	$—	$1,723	$—	$1,152
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
September 30, 2015
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
When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter is equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of September 30, 2015, the Company could not determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2015, the Company's board of directors has approved the issuance of and the OP has issued 479,802 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
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
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties. The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and, prior to January 28, 2014, would pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event would the Company pay the Advisor or any related party both a property management fee and an oversight fee with respect to any particular property. Effective January 28, 2014, the Advisor eliminated the oversight fee.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, were fully amortized as of December 31, 2014. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss during the periods the services were provided. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss during the periods the services were provided.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. During the three and nine months ended September 30, 2015, the Company incurred $0.3 million of reimbursements from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss. No reimbursements were made to the Advisor for providing administrative services during the three and nine months ended September 30, 2014.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs were absorbed by the Advisor during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015. The Advisor absorbed $0.3 million of general and administrative costs during the nine months ended September 30, 2014. No property operating costs were absorbed by the Advisor during the three and nine months ended September 30, 2015 and 2014. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table details amounts incurred and forgiven during the three and nine months ended September 30, 2015 and 2014 and amounts contractually due as of September 30, 2015 and December 31, 2014 in connection with the operations related services described above. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor's exclusive service agreement with Lincoln:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2015		2014		2015		2014		September 30, 2015	December 31, 2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$4,150	$—	$2,865	$—	$7,188	$—	$4,285	$—	$—	$—
Financing coordination fees (1)	426	—	742	—	426	—	1,742	—	—	—
Ongoing fees:
Asset management fees	1,792	—	—	—	3,249	—	—	—	—	—
Property management and leasing fees	1,426	—	—	—	3,340	—	—	—	497	249
Transfer agent and other professional services	1,061	—	—	—	2,620	—	46	—	549	617
Strategic advisory fees	—	—	128	—	—	—	425	—	—	—
Distributions on Class B Units	74	—	11	—	169	—	18	—	—	—
Total related party operation fees and reimbursements	$8,929	$—	$3,746	$—	$16,992	$—	$6,516	$—	$1,046	$866
_________________________________

(1)
These fees are initially capitalized to deferred costs, net on the consolidated balance sheets and subsequently amortized over the life of the respective instrument to interest expense on the consolidated statements of operations and comprehensive loss.

Fees and Participations Paid in Connection with Liquidation or Listing
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. The Company incurred approximately $6,000 of brokerage commissions from the Advisor during the nine months ended September 30, 2014. No such fees were incurred during the three and nine months ended September 30, 2015 and the three months ended September 30, 2014.
The Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and nine months ended September 30, 2015 or 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

If the Company's shares of common stock are listed on a national securities exchange, the Advisor will receive a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such distribution was incurred during the three and nine months ended September 30, 2015 or 2014. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for stock options granted to the independent directors under the Plan will be equal to the fair market value, as defined in the Plan, of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2015 and December 31, 2014, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the nine months ended September 30, 2015:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2014	15,600	$9.08
Granted	6,000	9.08
Vested	(3,600)	9.17
Unvested, September 30, 2015	18,000	$9.03
As of September 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.1 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $23,000 and $15,000 during the three months ended September 30, 2015 and 2014, respectively. Compensation expense related to restricted stock was approximately $42,000 and $39,000 during the nine months ended September 30, 2015 and 2014, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying unaudited consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares issued in lieu of cash	—	3,944	—	6,055
Value of shares issued in lieu of cash (in thousands)	$—	$36	$—	$55
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Net loss	$(6,108)	$(4,773)	$(1,063)	$(8,285)
Basic and diluted weighted-average shares outstanding	96,400,048	61,255,619	95,439,305	34,588,143
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.01)	$(0.24)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock and OP Units to be common share equivalents. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Shares of unvested restricted stock	17,217	(1)	24,600	(1)	15,596	(1)	21,523	(1)
OP Units	202		202		202		202
Class B Units	479,802	(2)	70,959	(2)	364,049	(2)	38,110	(2)
Total common stock equivalents	497,221		95,761		379,847		59,835
_____________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 18,000 and 24,600 shares of unvested restricted stock outstanding as of September 30, 2015 and 2014, respectively.

(2)
Weighted-average number of issued and unvested Class B Units for the periods outstanding. As of September 30, 2015 and 2014, the Company's board of directors had approved the issuance of 479,802 and 87,533 Class B Units, respectively.

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements except for the following disclosure:
On November 9, 2015, the Parent of the Sponsor advised the Company that the Parent of the Sponsor and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of the Parent of the Sponsor, including the Advisor. The termination has no effect on the Company’s current management team.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager. Neither the Company nor the Advisor is a named party in the administrative complaint. The Dealer Manager served as the dealer manager of the IPO, which was completed in September 2014, and, together with its affiliates, has continued to provide certain services to the Company and the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the Parent of the Sponsor. The Dealer Manager has previously solicited proxies on behalf of the Company, although the Advisor has determined at this time that the Dealer Manager will no longer provide such services to the Company. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by the Parent of the Sponsor but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its wholly-owned subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meanings ascribed to those terms in "Part I — Financial Information" within the notes to the consolidated financial statements.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Retail Advisor, LLC, our advisor (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), or other entities affiliated with AR Capital, LLC (the "Parent of our Sponsor"), the parent of our sponsor, American Realty Capital IV, LLC (the "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us, which could negatively impact our operating results.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), and its affiliates may have conflicts of interest in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

•
Lincoln and its affiliates have to allocate time between providing real estate-related services to our Advisor and other programs and activities in which they are presently involved or may be involved in the future.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of the Parent of our Sponsor, our Advisor and its affiliates may face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	We depend on tenants for revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Our tenants may not achieve the rental rate incentives in their lease agreements with us, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our interest payments associated with our Amended Credit Facility and limit our ability to pay distributions.

•
We are permitted to pay distributions of unlimited amounts from any source. There are no established limits on the amount of borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to cover 100% of our distributions, and, as such, we may be forced to source distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor to waive reimbursement of certain expenses or fees. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We may be unable to maintain cash distributions at the current rate or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America.

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
Overview
We were incorporated on July 29, 2010 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2012. On March 17, 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-169355) (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders were able to elect to have their distributions reinvested in additional shares of our common stock at a price equal to $9.50 per share, which was 95.0% of the per share offering price in the IPO. On May 7, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.
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
As of September 30, 2015, we had 96.5 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $958.1 million.
We have acquired and intend to acquire and own existing anchored, stabilized core retail properties for investment purposes, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property and commenced active operations in June 2012. As of September 30, 2015, we owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.4 million rentable square feet which were 94.8% leased on a weighted-average basis.
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

We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with Lincoln pursuant to which Lincoln provides, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Our Dealer Manager served as the dealer manager of the IPO and continues to provide us with various services. The Advisor and the Dealer Manager are under common control with the Parent of our Sponsor, as a result of which they are related parties of ours. Each has received or will receive compensation, fees and/or other expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities have received or may receive, as applicable, fees and/or other expense reimbursements during the offering, acquisition, operational and liquidation stages. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees and/or other expense reimbursements payable to the Advisor for the performance of real estate-related services.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that were paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 1.5% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the close of the IPO, offering costs were less than 11.5% of the gross proceeds received from the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the terms of the existing leases are considered to commence as of the acquisition date for the purposes of this calculation. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income is included in rental income on the consolidated statements of operations and comprehensive loss.
We continually review receivables related to rent and unbilled rents receivable and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If a receivable is deemed uncollectible, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive loss.
Cost recoveries from tenants are included in operating expense reimbursements in our consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
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
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. We are currently evaluating the impact of the new guidance.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

Properties
Our portfolio is comprised of the following real estate properties as of September 30, 2015:

Property	Acquisition Date	Property Type	Rentable Square Feet	Percentage Leased	Remaining Lease Term (1)

Liberty Crossing	Jun. 2012	Power Center	105,970	93.8%	3.6
San Pedro Crossing	Dec. 2012	Power Center	201,965	100.0%	4.8
Tiffany Springs MarketCenter	Sep. 2013	Power Center	246,419	89.2%	5.4
The Streets of West Chester	Apr. 2014	Lifestyle Center	167,155	91.8%	3.5
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	8.6
Southway Shopping Center	Jun. 2014	Power Center	181,809	94.4%	3.1
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	4.8
Northwoods Marketplace	Aug. 2014	Power Center	236,078	97.1%	4.2
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	3.6
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	96.2%	4.4
Shops at Shelby Crossing	Sep. 2014	Power Center	236,081	89.3%	3.0
Shoppes of West Melbourne	Sep. 2014	Power Center	144,399	95.9%	6.5
The Centrum	Sep. 2014	Power Center	270,747	93.5%	4.0
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	100.0%	3.8
Southroads Shopping Center	Oct. 2014	Power Center	429,359	94.2%	5.3
Parkside Shopping Center	Nov. 2014	Power Center	172,622	95.1%	6.9
West Lake Crossing	Nov. 2014	Power Center	75,928	98.6%	5.6
Colonial Landing	Dec. 2014	Power Center	263,559	98.5%	4.5
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	76.1%	9.3
Township Marketplace	Dec. 2014	Power Center	298,630	96.8%	3.6
Cross Pointe Centre	Mar. 2015	Power Center	226,089	98.7%	10.0
Towne Center Plaza	Apr. 2015	Power Center	94,096	100.0%	7.3
Harlingen Corners	May 2015	Power Center	217,772	94.8%	5.8
Bison Hollow	June 2015	Power Center	134,798	100.0%	7.1
Pine Ridge Plaza	June 2015	Power Center	239,492	95.2%	3.6
Village at Quail Springs	June 2015	Power Center	100,404	100.0%	3.5
Jefferson Commons	June 2015	Power Center	205,918	96.9%	10.3
Northpark Center	June 2015	Power Center	318,327	99.2%	4.8
Anderson Station	July 2015	Power Center	243,550	98.8%	2.7
Patton Creek	Aug. 2015	Power Center	491,294	94.8%	5.6
North Lakeland Plaza	Sep. 2015	Power Center	171,397	100.0%	4.7
Riverbend Marketplace	Sep. 2015	Power Center	142,617	98.3%	7.2
Montecito Crossing	Sep. 2015	Power Center	179,721	95.2%	6.0
Best on the Boulevard	Sep. 2015	Power Center	204,568	100.0%	5.6
Shops at RiverGate South	Sep. 2015	Power Center	140,703	92.4%	10.0
Portfolio, September 30, 2015			7,392,824	94.8%	5.7
_____________________

(1)	Remaining lease term in years as of September 30, 2015, calculated on a weighted-average basis.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of September 30, 2015, we owned 35 properties, which were acquired for investment purposes, with an aggregate base purchase price of $1.2 billion, comprised of 7.4 million rentable square feet that were 94.8% leased on a weighted-average basis.

Comparison of the Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
As of July 1, 2014, we owned six properties (our "Three Month Same Store") with an aggregate base purchase price of $201.7 million, comprised of 1.2 million rentable square feet that were 94.6% leased on a weighted-average basis. We have acquired 29 properties since July 1, 2014 for an aggregate base purchase price of $981.6 million, comprised of 6.2 million rentable square feet that were 94.9% leased on a weighted-average basis as of September 30, 2015 (our "Three Month Acquisitions"). Accordingly, our results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 reflect significant increases in most categories.
During the three months ended September 30, 2015, we entered into five new leases comprising a total of 17,855 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.3 million, representing average rent per square foot of $18.78. In addition, we executed renewals on 11 leases comprising a total of 49,960 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $1.2 million, representing average rent per square foot of $23.48. Prior to the renewals, the average annualized rental income on a straight-line basis was $22.20 per square foot. The one-time cost of executing the new leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $7.14 per square foot.
Rental Income
Rental income increased $16.4 million to $21.5 million for the three months ended September 30, 2015, compared to $5.1 million for the three months ended September 30, 2014. This increase in rental income was primarily due to our Three Month Acquisitions, which resulted in an increase in rental income of $15.9 million for the three months ended September 30, 2015. In addition, Three Month Same Store rental income increased by $0.5 million, primarily due to accelerated amortization of below-market lease liabilities relating to lease terminations at The Streets of West Chester and Southway Shopping Center during the three months ended September 30, 2015.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $4.7 million to $6.3 million for the three months ended September 30, 2015, compared to $1.6 million for the three months ended September 30, 2014. This increase in operating expense reimbursements was primarily due to our Three Month Acquisitions, which resulted in a $4.6 million increase for the three months ended September 30, 2015. Three Month Same Store operating expense reimbursements increased $0.1 million for the three months ended September 30, 2015 primarily due to increased percentage leased at Liberty Crossing, partially offset by decreased percentage leased at Southway Shopping Center during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Asset Management Fees to Related Party
Asset management fees to related party for the three months ended September 30, 2015 of $1.8 million were related to services that we received from our Advisor in connection with the management of our assets. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement. There were no asset management fees to related party incurred during the three months ended September 30, 2014 as we issued performance-based restricted, forfeitable partnership units of the OP ("Class B Units") for asset management services for the period.
Property Operating Expenses
Property operating expenses increased $6.8 million to $9.0 million for the three months ended September 30, 2015, compared to $2.2 million for the three months ended September 30, 2014. This increase in property operating expenses was due to our Three Month Acquisitions, which resulted in a $6.5 million increase for the three months ended September 30, 2015. In addition, Three Month Same Store property operating expenses increased by $0.3 million, which primarily related to an increase in real estate taxes and repairs and maintenance costs. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $2.1 million to $5.6 million for the three months ended September 30, 2015, compared to $3.5 million for the three months ended September 30, 2014. These expenses related to our acquisition of seven properties with an aggregate base purchase price of $279.6 million during the three months ended September 30, 2015. The $3.5 million in acquisition and transaction related expenses for the three months ended September 30, 2014 related to our acquisition of seven properties with a base purchase price of $191.0 million.

General and Administrative Expenses
General and administrative expenses increased $1.4 million to $1.9 million for the three months ended September 30, 2015, compared to $0.5 million for the three months ended September 30, 2014. This increase related to higher professional fees, state and local income taxes, directors and officers insurance costs and board member compensation to support our current real estate portfolio. No general and administrative costs were absorbed by the Advisor during the three months ended September 30, 2015 or 2014.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $9.3 million to $13.6 million for the three months ended September 30, 2015, compared to $4.3 million for the three months ended September 30, 2014. This increase was primarily attributable to our Three Month Acquisitions, which resulted in an increase in depreciation and amortization expenses of $9.6 million for the three months ended September 30, 2015. This increase was partially offset by a $0.3 million decrease in Three Month Same Store depreciation and amortization, primarily due to tenants vacating the properties during the fourth quarter in 2014. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.0 million to $2.1 million for the three months ended September 30, 2015, compared to $1.1 million for the three months ended September 30, 2014. Interest expense for the three months ended September 30, 2015 resulted from our mortgage notes payable, which had a weighted-average balance of $108.0 million and a weighted-average effective interest rate of 4.57%, our Amended Credit Facility, which had weighted-average borrowings of $153.0 million and a weighted-average effective interest rate of 1.54%, as well as unused fees on our Amended Credit Facility and amortization of deferred financing costs. Interest expense for the three months ended September 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $68.8 million and a weighted-average interest rate of 4.10%, as well as unused fees on our Credit Facility and amortization of deferred financing costs.
Comparison of the Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
As of January 1, 2014, we owned three properties (our "Nine Month Same Store") with an aggregate base purchase price of $107.6 million, comprised of 0.6 million rentable square feet that were 92.4% leased on a weighted-average basis. We have acquired 32 properties since January 1, 2014 for an aggregate base purchase price of $1.1 billion, comprised of 6.8 million rentable square feet that were 95.1% leased on a weighted-average basis as of September 30, 2015 (our "Nine Month Acquisitions"). Accordingly, our results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 reflect significant increases in most categories.
During the nine months ended September 30, 2015, we entered into 17 new leases comprising a total of 61,056 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $1.3 million, representing average rent per square foot of $20.56. In addition, we executed renewals on 41 leases comprising a total of 230,312 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $4.3 million, representing average rent per square foot of $18.86. Prior to the renewals, the average annualized rental income on a straight-line basis was $18.40 per square foot. The one-time cost of executing the new leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $8.15 per square foot.
Rental Income
Rental income increased $45.0 million to $55.4 million for the nine months ended September 30, 2015, compared to $10.4 million for the nine months ended September 30, 2014. This increase in rental income was primarily due to our Nine Month Acquisitions, which resulted in an increase in rental income of $44.6 million for the nine months ended September 30, 2015. In addition, Nine Month Same Store rental income increased by $0.4 million, primarily due to increased percentage leased at Liberty Crossing and the execution of new leases and lease renewals at Tiffany Springs MarketCenter during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $12.9 million to $16.3 million for the nine months ended September 30, 2015, compared to $3.4 million for the nine months ended September 30, 2014. This increase in operating expense reimbursements was primarily due to our Nine Month Acquisitions, which resulted in a $12.6 million increase for the nine months ended September 30, 2015. Nine Month Same Store operating expense reimbursements increased $0.3 million for the nine months ended September 30, 2015 primarily due to increased percentage leased at Liberty Crossing, San Pedro Crossing and Tiffany Springs MarketCenter during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.

Asset Management Fees to Related Party
Asset management fees to related party for the nine months ended September 30, 2015 of $3.2 million were related to services that we received from our Advisor in connection with the management of our assets. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement. There were no asset management fees to related party incurred during the nine months ended September 30, 2014 as we issued Class B Units for asset management services for the period.
Property Operating Expenses
Property operating expenses increased $19.2 million to $23.7 million for the nine months ended September 30, 2015, compared to $4.5 million for the nine months ended September 30, 2014. This increase in property operating expenses was primarily due to our Nine Month Acquisitions, which resulted in a $19.0 million increase for the nine months ended September 30, 2015. In addition, Nine Month Same Store property operating expenses increased by $0.2 million, which primarily related to new leases and lease renewals at San Pedro Crossing. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $4.4 million of impairment charges during the nine months ended September 30, 2015. These charges related to the write-off of intangible assets in connection with certain unsuccessful contractual arrangements associated with the acquisition of The Shops at West End. No impairment charges were incurred during the nine months ended September 30, 2014.
Fair Value Adjustment to Contingent Purchase Price Consideration
During the nine months ended September 30, 2015, we recorded a $13.8 million fair value adjustment related to the write-off of contingent purchase price consideration in connection with certain unsuccessful contractual arrangements associated with the acquisition of The Shops at West End. No such fair value adjustments were made during the nine months ended September 30, 2014.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $4.3 million to $9.6 million for the nine months ended September 30, 2015, compared to $5.3 million for the nine months ended September 30, 2014. These expenses related to our acquisition of 15 properties with an aggregate base purchase price of $481.6 million during the nine months ended September 30, 2015. The $5.3 million in acquisition and transaction related expenses for the nine months ended September 30, 2014 related to our acquisition of 10 properties with a base purchase price of $285.7 million.
General and Administrative Expenses
General and administrative expenses increased $4.9 million to $6.1 million for the nine months ended September 30, 2015, compared to $1.2 million for the nine months ended September 30, 2014. This increase related primarily to higher legal fees, audit fees, transfer agent fees and accounting fees to support our larger portfolio and increased weighted-average number of stockholders over the respective nine month period.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $25.3 million to $34.0 million for the nine months ended September 30, 2015, compared to $8.7 million for the nine months ended September 30, 2014. This increase was primarily attributable to our Nine Month Acquisitions, which resulted in an increase in depreciation and amortization expenses of $25.7 million for the nine months ended September 30, 2015. This increase was partially offset by a $0.4 million decrease in Nine Month Same Store depreciation and amortization, primarily due to tenants vacating the properties during the fourth quarter of 2014. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $2.8 million to $5.3 million for the nine months ended September 30, 2015, compared to $2.5 million for the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2015 resulted from our mortgage notes payable, which had a weighted-average balance of $95.3 million and a weighted-average effective interest rate of 4.41%, our Amended Credit Facility, which had weighted-average borrowings of $61.2 million and a weighted-average effective interest rate of 1.54%, as well as unused fees on our Amended Credit Facility and amortization of deferred financing costs. Interest expense for the nine months ended September 30, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $65.3 million and a weighted-average interest rate of 4.05%, as well as unused fees on our Credit Facility and amortization of deferred financing costs.

Loss on Disposition of Land
Loss on disposition of land of approximately $19,000 for the nine months ended September 30, 2014 was related to an outparcel land sale at Tiffany Springs MarketCenter completed during April 2014. There were no losses on disposition of land for the nine months ended September 30, 2015.
Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, net cash provided by operating activities was $23.7 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the nine months ended September 30, 2015 included $9.6 million of acquisition and transaction related costs. Operating cash inflows primarily related to net loss adjusted for non-cash items of $23.4 million (net loss of $1.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, impairment charges, amortization of deferred costs, share-based compensation, the ineffective portion of derivative and bad debt expense, partially offset by fair value adjustment to contingent purchase price consideration, amortization of mortgage premium and accretion of net below-market lease liability, totaling $24.5 million), an increase in accounts payable and accrued expenses of $12.4 million and an increase in deferred rent and other liabilities of $1.6 million due to the timing of the receipt of rental payments and payment of our expenses. Operating cash inflows were partially offset by an increase in restricted cash of $1.4 million and an increase in prepaid expenses and other assets of $12.3 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.
Net cash used in investing activities during the nine months ended September 30, 2015 of $426.7 million included $434.2 million related to our acquisition of 15 properties, $6.3 million related to capital expenditures, $0.4 million related to deposits for future real estate acquisitions and $0.8 million related to cash restricted for capital expenditures. Cash outflows were partially offset by proceeds from contingent consideration of $15.0 million.
Net cash provided by financing activities during the nine months ended September 30, 2015 of $277.3 million primarily related to proceeds from our credit facility of $304.0 million, partially offset by cash distributions of $19.5 million, payments related to offering costs of $1.2 million, common stock repurchases of $4.8 million, payments of deferred financing costs of $0.8 million and payments on mortgage notes of $0.4 million.
Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash provided by operating activities was $4.1 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the nine months ended September 30, 2014 included $5.3 million of acquisition and transaction related costs. Cash inflows primarily related to an increase in accounts payable and accrued expenses of $3.6 million, a net loss adjusted for non-cash items of $1.6 million (net loss of $8.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, loss on disposition of land, share-based compensation and loss on derivative instrument, partially offset by amortization of mortgage premium totaling $9.9 million) and an increase in deferred rent and other liabilities due to the timing of the receipt of rental payments and payment of our expenses of $0.7 million. Cash inflows were partially offset by an increase in restricted cash of $0.8 million and an increase in prepaid expenses and other assets of $1.0 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.
Net cash used in investing activities during the nine months ended September 30, 2014 of $265.7 million included $259.8 million related to our acquisition of ten properties, $3.6 million related to deposits for future real estate acquisitions, $0.5 million related to capital expenditures and $2.0 million related to cash restricted for capital expenditures, partially offset by $0.2 million of proceeds from the disposition of an outparcel of land.
Net cash provided by financing activities during the nine months ended September 30, 2014 of $682.4 million related to proceeds from the issuance of common stock of $775.0 million. This inflow was partially offset by payments related to offering costs of $81.8 million, cash distributions of $6.3 million, payments of deferred financing costs of $3.4 million, payments to related parties, net of $1.0 million and common stock repurchases of $0.1 million.

Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $45.2 million. Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, capital expenditures, the payment of operating expenses, distributions to our stockholders and the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions have been funded with the net proceeds received from our IPO, proceeds from secured financings and proceeds from our Amended Credit Facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be sourced from cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations, the operations of properties to be acquired in the future, proceeds received from common stock issued under the DRIP and proceeds from our Amended Credit Facility. Management expects that in the future, as our portfolio matures, cash flows from our properties will be sufficient to fund operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from public and private offerings and proceeds from the sale of properties.
We also expect to use proceeds from secured and unsecured financings from banks or other lenders as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2015, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 11.3% and 33.6%, respectively.
On June 11, 2014, we, through the OP, entered into a credit agreement (the "Credit Agreement") for a credit facility that provided for aggregate revolving loan borrowings of up to $100.0 million (subject to borrowing base availability), with a $25.0 million swingline subfacility (but not to exceed 10.0% of the commitments then in effect) and a $5.0 million letter of credit subfacility. On December 2, 2014, we, through the OP and certain of our wholly-owned subsidiaries acting as guarantors, entered into an unsecured amended and restated credit agreement (the “Amended Credit Agreement”) relating to a revolving credit facility (the “Amended Credit Facility”), which amended and restated the Credit Agreement. The Amended Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Amended Credit Facility to up to $575.0 million. Borrowings under the Amended Credit Facility, along with cash on hand from our IPO, have been used and are expected to be used to finance acquisitions and for general corporate purposes. As of September 30, 2015, our unused borrowing capacity was $21.0 million, based on the asset pool availability governed by the Amended Credit Facility. As of September 30, 2015, we had $304.0 million outstanding under the Amended Credit Facility.
The Amended Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Amended Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Amended Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Amended Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. We, certain of our wholly-owned subsidiaries and certain wholly-owned subsidiaries of the OP guarantee the obligations under the Amended Credit Facility.
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

The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2014	19	73,492	$9.82
Nine months ended September 30, 2015	83	740,257	9.54
Cumulative repurchase requests as of September 30, 2015 (1)	102	813,749	$9.57
_____________________

(1)
Includes 44 unfulfilled repurchase requests consisting of 272,352 shares with a weighted-average repurchase price per share of $9.50, which were approved for repurchase as of September 30, 2015 and were completed during the fourth quarter of 2015. This $2.6 million liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2015.

Acquisitions
Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. As of September 30, 2015, we owned 35 properties, which were acquired for investment purposes.
Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guideline or the SEC or another regulatory body could standardize the allowable adjustments across the a publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net income (loss) (in accordance with GAAP)	$46	$4,999	$(6,108)	$(1,063)
Impairment charges	—	4,434	—	4,434
Depreciation and amortization	9,779	10,679	13,581	34,039
FFO	9,825	20,112	7,473	37,410
Acquisition fees and expenses	580	3,399	5,585	9,564
Amortization of mortgage premiums	(9)	(8)	(99)	(116)
Accretion of market lease intangibles, net	(557)	(624)	(1,252)	(2,433)
Mark-to-market adjustments	2	(1)	2	3
Straight-line rent	(867)	(279)	(546)	(1,692)
Fair value adjustment to contingent purchase price consideration	—	(13,802)	4	(13,798)
MFFO	$8,974	$8,797	$11,167	$28,938
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
During the nine months ended September 30, 2015, distributions paid to common stockholders totaled $45.9 million, inclusive of $26.4 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the nine months ended September 30, 2015, cash used to pay distributions was generated from cash flows from operations, proceeds received from common stock issued under the DRIP and proceeds from financings.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2015		June 30, 2015		September 30, 2015		September 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions	$14,954		$15,428		$15,535		$45,917

Source of distribution coverage:
Cash flows provided by operations (1)	$6,630	44.3%	$7,025	45.5%	$9,996	64.4%	$23,651	51.5%
Proceeds received from common stock issued under the DRIP	8,324	55.7%	8,403	54.5%	4,853	31.2%	21,580	47.0%
Proceeds from financings	—	—%	—	—%	686	4.4%	686	1.5%
Total source of distribution coverage	$14,954	100.0%	$15,428	100.0%	$15,535	100.0%	$45,917	100.0%

Cash flows provided by operations (GAAP basis)	$10,442		$4,485		$8,724		$23,651
Net income (loss) (in accordance with GAAP)	$46		$4,999		$(6,108)		$(1,063)
_____________________

(1)
Cash flows provided by operations for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015 and for the nine months ended September 30, 2015 include acquisition and transaction related expenses of $0.6 million, $3.4 million, $5.6 million and $9.6 million, respectively.

For the nine months ended September 30, 2015, cash flows provided by operations were $23.7 million. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under the DRIP and proceeds from financings. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO and our cash flows from operations. See “Risk Factors - Distributions paid from sources other than our cash flows from operations will reduce the funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.” under Item 1A in this Quarterly Report on Form 10-Q.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO for the period from July 29, 2010 (date of inception) through September 30, 2015:

(In thousands)	Period from July 29, 2010 (date of inception) to September 30, 2015
Total distributions paid	$74,832

Reconciliation of net loss:
Revenues	$108,167
Acquisition and transaction related	(23,420)
Depreciation and amortization	(54,429)
Other operating expenses	(38,323)
Other non-operating expenses	(12,909)
Net loss (in accordance with GAAP) (1)	$(20,914)

Cash flows provided by operations	$26,836

FFO	$38,153
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2015, we were in compliance with the financial covenants under our loan agreements.
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
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Amended Credit Facility over the next five years and thereafter as of September 30, 2015:

		October 1, 2015 to December 31, 2015	Years Ended December 31,
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal on mortgage notes payable	$129,156	$212	$2,297	$65,361	$61,286
Interest on mortgage notes payable	28,529	1,333	12,186	8,313	6,697
Credit facility	304,000	—	—	304,000	—
Interest on credit facility	15,226	1,209	9,603	4,414	—
Ground lease rental payments due	12,125	125	1,018	1,059	9,923
	$489,036	$2,879	$25,104	$383,147	$77,906

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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates, and entities under common control with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
As of September 30, 2015, our debt consisted of fixed-rate secured mortgage financings with a carrying value of $134.2 million and a fair value of $137.2 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $4.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $4.4 million.

As of September 30, 2015 our variable-rate Credit Facility had a carrying and fair value of $304.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on our variable-rate Credit Facility would increase or decrease our interest expense by $3.0 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
We completed the execution of our remediation plan with respect to previously identified material weaknesses during the quarter ended June 30, 2015. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations for the nine months ended September 30, 2015 were $23.7 million. During the nine months ended September 30, 2015, we paid distributions of $45.9 million, of which $21.6 million, or 47.0%, was funded from proceeds received from common stock issued under the DRIP, $23.7 million, or 51.5%, was funded from cash flows from operations and $0.7 million, or 1.5%, was funded from proceeds from financings. We may in the future pay distributions from sources other than from our cash flows from operations.
We may not generate sufficient cash flows from operations to pay future distributions. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. In accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to continue to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute our stockholders' interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
As of September 30, 2015, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	September 30, 2015
Texas	12.5%
North Carolina	11.8%
Florida	9.8%
Minnesota	8.6%
Oklahoma	8.2%
Alabama	7.5%
Nevada	6.9%
Ohio	6.0%
Pennsylvania	5.9%
Kentucky	5.6%
South Carolina	5.5%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
On July 13, 2015, we issued 6,000 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $101.4 million, to acquire existing anchored, stabilized core retail properties, including lifestyle centers and power centers. As of September 30, 2015, we have used the net proceeds from our IPO and debt financings to purchase 35 properties, which were acquired for investment purposes, with an aggregate base purchase price of $1.2 billion.
Issuer Purchases of Equity Securities
Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2014	19	73,492	$9.82
Nine months ended September 30, 2015	83	740,257	9.54
Cumulative repurchase requests as of September 30, 2015 (1)	102	813,749	$9.57
_____________________

(1)
Includes 44 unfulfilled repurchase requests consisting of 272,352 shares with a weighted-average repurchase price per share of $9.50, which were approved for repurchase as of September 30, 2015 and were completed during the fourth quarter of 2015. This $2.6 million liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2015.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 9, 2015, the Parent of our Sponsor advised us that the Parent of our Sponsor and Apollo have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of the Parent of our Sponsor, including our Advisor. The termination has no effect on our current management team.

On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against our Dealer Manager. Neither us nor our Advisor is a named party in the administrative complaint. Our Dealer Manager served as the dealer manager of our IPO, which was completed in September 2014, and, together with its affiliates, has continued to provide certain services to us and our Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by our Dealer Manager to another program sponsored by the Parent of our Sponsor. Our Dealer Manager has previously solicited proxies on our behalf, although our Advisor has determined at this time that the Dealer Manager will no longer provide such services to us. The administrative complaint alleges that employees of our Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by the Parent of our Sponsor but does not specifically refer to any actions taken in connection with any of our proxy solicitations.
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
Patrick Goulding
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 16, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.2 *	First Amendment to the Amended and Restated Credit Agreement, dated as of September 8, 2015, among American Realty Capital Retail Operating Partnership, L.P. and BMO Harris Bank N.A.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

_____________________________

*	Filed herewith.