Form 10-K
period 2015-12-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2016-03-11
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

As of February 29, 2016, the registrant had 97,472,968 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

FORM 10-K
Year Ended December 31, 2015

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Retail Advisor, LLC, (our "Advisor"), or other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or the "Parent of our Sponsor"), the parent of our sponsor, American Realty Capital IV, LLC (our "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us, which could negatively impact our operating results.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln") and its affiliates have to allocate time between providing real estate-related services to our Advisor and other programs and activities in which they are presently involved or may be involved in the future.

•	We depend on tenants for revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Our tenants may not achieve the rental rate incentives in their lease agreements with us, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our interest payments associated with our credit facility, as amended, (our "Credit Facility") and limit our ability to pay distributions.

•	We are permitted to pay distributions of unlimited amounts from any source. There are no established limits on the amount of borrowings that we may use to fund distribution payments.

•
We have not generated, and in the future may not generate, operating cash flows sufficient to cover 100% of our distributions, and, as such, to maintain the level of distributions, we may need to fund some portion of distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor to waive reimbursement of certain expenses or fees. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

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
In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7).

ii

PART I
Item 1. Business.
We have acquired and own anchored, stabilized core retail properties for investment purposes, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. We purchased our first property and commenced active operations in June 2012. As of December 31, 2015, we owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 95.1% leased on a weighted-average basis.
We were incorporated on July 29, 2010 as a Maryland corporation and qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2012. Substantially all of our business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership.
On March 17, 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The IPO closed on September 12, 2014. On September 22, 2014, we registered an additional 25.0 million shares of common stock to be used under our distribution reinvestment plan (the "DRIP") pursuant to a registration statement on Form S-3D (File No. 333-198864). As of December 31, 2015, we had 96.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $961.7 million.
We intend to publish an estimate of net asset value per share of our common stock ("Estimated Per-Share NAV") as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015 (the "NAV Pricing Date"), and subsequent valuations will occur periodically at the discretion of our board of directors, provided that such calculations will be made at least once annually. In determining Estimated Per-Share NAV, we expect to obtain estimated values for all of our properties. Beginning with the NAV Pricing Date, we will offer shares pursuant to the DRIP and repurchase shares pursuant to our amended and restated share repurchase program (the "Amended and Restated SRP") at a price based on Estimated Per-Share NAV.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with Lincoln, an independent third party, pursuant to which Lincoln provides, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Our Advisor has paid and will continue to pay Lincoln a substantial portion of the fees and/or other expense reimbursements payable to our Advisor for the performance of real estate-related services. Our Advisor is under common control with the Parent of our Sponsor, as a result of which it is a related party of ours.
Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Parent of our Sponsor.
Investment Objectives
Our investment objectives are:

•	Preserve and protect capital;

•	Provide attractive and stable cash distributions; and

•	Increase the value of our assets in order to generate capital appreciation.

We have implemented and intend to continue to implement our investment objectives as follows:

•
Large Retail Focus — Our investment strategy has focused on acquiring a diversified portfolio of anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80.0% leased at the time of acquisition.

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

•	Diversified Tenant Mix — We lease our properties to a diversified group of tenants with a bias toward national tenants.

•	Lease Term — We aim to maintain an average lease term on leases on our properties with anchor tenants of five years or greater.

•	Monthly Distributions — We intend to pay distributions monthly out of cash flows from operations.

•	Maximize Total Returns — We intend to maximize total returns to our stockholders through a combination of realized appreciation and current income.

•	Exit Strategy — We intend to maximize stockholder total returns through a highly disciplined acquisition strategy, with a constant view towards a seamless and profitable exit.
Acquisition and Investment Policies
Primary Investment Focus
We have focused our investment activities on acquiring primarily existing anchored, stabilized core retail properties, including power centers and lifestyle centers.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of our IPO that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties.
Investing in Real Property
We have invested primarily in existing anchored, stabilized core retail properties, including power centers and lifestyle centers. As of December 31, 2015, we owned 35 properties.
Our Advisor considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors when evaluating prospective investments. In this regard, our Advisor has substantial discretion with respect to the selection of specific investments, subject to board approval.
As of December 31, 2015, we did not have any tenants whose annualized rental income on a straight-line basis represented 10.0% or greater of total portfolio annualized rental income on a straight-line basis.
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments (including real estate securities), such as CMBS. Any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.

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
International Investments
We do not intend to invest in real estate located outside of the United States or the Commonwealth of Puerto Rico or make other real estate investments related to assets located outside of the United States.
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
Financing Strategies and Policies
We may obtain financing for acquisitions and investments at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt. Our borrowings are also governed by limits in our charter and restricted by covenants in our existing indebtedness.
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
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. The covenants in our existing indebtedness may not be changed without consent of our lenders. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flows to cover debt service requirements and other similar factors.
Tax Status
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. Commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles ("GAAP")), determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income. Further, we have taxable REIT subsidiaries, which are set up to conduct activities that cannot otherwise be conducted by a REIT, and are subject to corporate income tax.

Competition
The retail real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of retail real estate. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities may seek financing through similar channels to us. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.
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
We did not make any material capital expenditures in connection with environmental, health and safety laws, ordinances and regulations in 2015 and do not expect that we will be required to make any such material capital expenditures during 2016.
Employees
As of December 31, 2015, we had no direct employees. Instead, the employees of the Advisor, Lincoln and their respective affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. See our consolidated financial statements beginning on page F-1 for our revenues from tenants, net loss, total assets and other financial information.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the Securities and Exchange Commission (the "SEC"). We also filed our registration statement on Form S-3D (File No. 333-198864) with the SEC in connection with our DRIP. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained at www.retailcentersofamerica.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations, our ability to pay distributions and the value of an investment in our common stock. This section contains references to our "stockholders." Unless expressly stated otherwise, the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.
Risks Related to an Investment in American Realty Capital - Retail Centers of America, Inc.
We have a history of operating losses and cannot assure you that we will achieve profitability.
During the fiscal years ended December 31, 2013, 2014 and 2015, we have incurred net losses (calculated in accordance with GAAP) equal to $4.7 million, $12.6 million and $1.4 million, respectively. The extent of our future operating losses and the timing of the profitability are highly uncertain, and we may never achieve or sustain profitability.
There is no established trading market for our shares and there may never be one and stockholders are limited in their ability to sell their shares pursuant to our SRP; therefore, it will be difficult for our stockholders to sell their shares.
There is no regular established trading market for our shares of common stock and there may never be one. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. We currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards and the sale does not violate securities law requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from purchasing our stockholders' shares.
We have established our SRP, but it includes numerous restrictions that limit our stockholders' ability to sell their shares, including limits on the total number of shares that may be repurchased in a given year, and our board of directors has the right to reject any request for repurchase. Moreover, in its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days' notice. Generally, a stockholder must have held shares for at least one year in order to participate in our SRP. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. These limits might prevent us from accommodating all repurchase requests made in any year and there can be no assurance any shares will be repurchased under our SRP. In January 2016, our board of directors amended our SRP. See Note 15 — Subsequent Events to our consolidated financial statements accompanying this report for additional details. There can be no assurance that our SRP will not be further limited or amended.
Therefore, it is difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price the shares were acquired in our IPO or pursuant to the DRIP.
We may be unable to maintain distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and FFO. In the past, we have not generated, and may not in the future generate, operating cash flows sufficient to continue to pay distributions to our stockholders at the current rate. Our cash flows provided by operations for the year ended December 31, 2015 were $29.9 million. During the year ended December 31, 2015, we paid distributions of $61.4 million, of which $29.9 million, or 48.6%, was funded from cash flows provided by operations, $2.5 million, or 4.1%, was funded from proceeds from disposition of land, $27.7 million, or 45.2%, was funded from proceeds reinvested from common stock under the DRIP and $1.3 million, or 2.1%, was funded from proceeds from draws under our Credit Facility.
We may not generate sufficient cash flow from operations in 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited operating history, we cannot assure our stockholders that we will be able to continue to pay distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we have acquired will increase, or that future acquisitions of real properties will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.

Funding distributions from any of these sources may reduce the amount of capital we ultimately invest in properties and other permitted investments, have available for other purposes and may negatively impact the value of an investment in our common stock. There is no guarantee that we will pay any particular amount of distributions, if at all. There is no assurance that we will be able to obtain funds from such sources, or pay or maintain our current level of distributions.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder's interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect an investment in our common stock.
Moreover, our board of directors may change our distribution policy, in its sole discretion and, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Our properties may be adversely affected by an economic downturn.
The capital and credit markets could experience volatility and disruption. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate related asset values decline, we could have a difficult time funding new acquisitions and we may need to modify our investment strategy.
We depend on Lincoln and its affiliates, acting on behalf of and under the oversight of our Advisor, to achieve our investment objectives.
Our ability to achieve our investment objectives depends on our Advisor and upon the ability of Lincoln and its affiliates, acting on behalf of and under the oversight of our Advisor, to locate suitable investments, select tenants for our properties and secure independent financing arrangements. There can be no assurance that our Advisor or Lincoln or their respective affiliates will be successful in locating suitable investments on financially attractive terms or that, to the extent we have made investments and may make further investments, our objectives will be achieved. In addition, since the services agreement between our Advisor and Lincoln will be automatically renewed unless terminated by our Advisor or Lincoln for cause, or by our Advisor in the event that the advisory agreement is terminated, it may be difficult and costly to terminate and replace Lincoln. If we are unable to locate suitable investments, then we may not be able to achieve our investment objectives and our ability to pay distributions to our stockholders would be adversely affected.
We depend on our Advisor and Lincoln to provide us with executive officers and key personnel to conduct our operations.
We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor. We depend on our Advisor to manage our operations and acquire and manage our portfolio of real estate assets. Personnel of our Advisor do not have significant experience in connection with the types of properties in which we have invested in and, as a result, have engaged Lincoln and its affiliates to perform some of the services for which our Advisor is responsible under the advisory agreement on its behalf. Our Advisor relies primarily on Lincoln and its affiliates, subject to the oversight of our Advisor, to identify, structure and negotiate our investments, manage and lease our properties, secure independent financing arrangements and provide asset management and disposition services in connection with our investments.
Our success also depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Mr. Weil and Ms. Kurtz, and key personnel of Lincoln and its affiliates. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor or Lincoln will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor or Lincoln. Further, we have not and do not intend to separately maintain key person life insurance on any of the key personnel of our Advisor or Lincoln. Moreover, any adverse changes in the financial health of our Advisor or Lincoln could negatively impact their ability to supply us with the key personnel necessary for successful operations.

Our Advisor and Lincoln depend upon the fees and other compensation that each receives from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our Advisor or Lincoln or the relationship between our Advisor and Lincoln could hinder their ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Advisor or its affiliates or other companies advised by our Advisor and its affiliates or Lincoln could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers, our Advisor and our Advisor's affiliates and Lincoln and Lincoln's affiliates and permits us to indemnify our employees and agents. However, as required by our charter, we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. We have entered into indemnification agreements with each of our directors and officers, and certain former directors and officers, providing for indemnification of such directors and officers consistent with the provisions of our charter.
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
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments we have made to date. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations.
Our business could suffer in the event our Advisor, Lincoln or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor, Lincoln and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor, Lincoln and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss. theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.
Although our Advisor, Lincoln and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor, Lincoln and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest, including conflicts arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor and Lincoln, acting on behalf of and under the oversight of our Advisor, to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at the Parent of our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the Parent of our Sponsor. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
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

Lincoln and its affiliates face conflicts of interest relating to the selection, purchase, leasing and management of properties, and these conflicts may not be resolved in our favor.
Lincoln and its affiliates are responsible for, and may in the future be responsible for, the selection, acquisition, leasing and management of one or more real estate investment programs in addition to our company (including persons or entities with contractual arrangements with Lincoln and its affiliates). We may buy properties at the same time as one or more of these other real estate investment programs. As a result, there may be a conflict between our interests and the interests of Lincoln and its affiliates in connection with acquisitions of investments, which result may have an adverse impact on us. We cannot be sure that officers and key personnel acting on behalf of Lincoln and its affiliates will act in our best interests when deciding whether to allocate any particular investment to us. In addition, we may acquire properties in geographic areas where other real estate investment programs or properties managed by Lincoln and its affiliates own properties. If one of the other real estate investment programs managed by Lincoln and its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply to Lincoln's determination of whether to recommend to our Advisor the making or purchase of mortgage, bridge or mezzanine loans or participations therein, since other real estate investment programs Lincoln may manage may be competing with us for these investments.
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
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as it would if it had made significant equity investments in us.
Our Sponsor has invested only $2.4 million in us through the purchase of 242,222 shares of our common stock at $10.00 per share. Our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in the company it sponsors.
Our Advisor and Lincoln face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint ventures with other programs sponsored by the Parent of our Sponsor for which our Advisor, Lincoln and/or their affiliates provide services for the acquisition, development or improvement of properties. Our Advisor and Lincoln and their affiliates may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor and/or Lincoln and their affiliates may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Because our Advisor and its affiliates, or Lincoln and its affiliates, as applicable, will control or have a services relationship with both the co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to that joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our officers and directors face conflicts of interest related to the positions they hold with our Advisor and other affiliated entities, which could hinder our ability to successfully implement our business strategy.
Certain of our executive officers, including Edward M. Weil, Jr., chairman of our board of directors, chief executive officer and president and Katie P. Kurtz, our chief financial officer, treasurer and secretary, also are officers of our Advisor and other affiliated entities, including the advisors of other direct investment programs sponsored by the Parent of our Sponsor some of which have investment objectives and legal and financial obligations similar to ours, and may own real properties or provide services with respect to other real properties, some of which compete with us, as well as owning other business interests. These individuals owe fiduciary duties to these other entities and their stockholders, which may result in them taking actions or making decisions that conflict with the duties that they owe to us and our stockholders.

These conflicts could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, entities sponsored by affiliates of our Advisor, (c) the timing and terms of the investment in or sale of an asset, (d) investments with entities sponsored by affiliates of our Advisor, and (e) compensation to our Advisor. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Moreover, because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.
We disclose funds from operations ("FFO") and modified funds from operations ("MFFO"), each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP"), and our stockholders should consider GAAP measures to be more relevant to our operating performance.
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

Our Advisor and its affiliates and Lincoln face conflicts of interest relating to the incentive fee structure under our advisory agreement.
Under our advisory agreement, our Advisor and its affiliates are entitled to fees, a substantial portion of which will be paid to Lincoln and its affiliates, that are structured in a manner intended to provide incentives to perform in our best interests and in the best interests of our stockholders. However, because our Advisor and Lincoln do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, our Advisor's and Lincoln's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend to our board of directors, or Lincoln could be motivated to recommend to our Advisor, riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's or affiliates' entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending to our board or directors, sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. In addition, our Advisor is entitled to receive certain fees in connection with selling and reinvesting assets, a substantial portion of which will be paid to Lincoln and its affiliates. As a result, our Advisor could be motivated to recommend to our board of directors, or Lincoln could be motivated to recommend to our Advisor, selling and reinvesting assets because they would be entitled to receive fees, regardless of the quality of the investment. Our advisory agreement requires us to pay a performance-based termination distribution to our Advisor or its affiliates (a substantial portion of which will be paid by our Advisor to Lincoln or its affiliates) if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated Advisor. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our agreements with our Advisor and its affiliates include covenants and conditions that are subject to interpretation and could result in disagreements.
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

The purchase price per share for shares issued pursuant to the DRIP and shares repurchased under the SRP will be based on the Estimated Per-Share NAV, which is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the price our stockholders would receive for their shares in a market transaction.
We intend to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015. Our Advisor engaged an independent valuer to perform appraisals of our real estate assets in accordance with the valuation guidelines established by our board of directors. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and our Advisor determines the net value of our real estate and real estate related assets and liabilities taking into consideration such estimate provided by the independent valuer. Our Advisor reviews the valuation provided by the independent valuer for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer's conclusions. Our board of directors reviews the appraisals and valuations and makes a final determination of the Estimated Per-Share NAV. Although the valuations of our real estate assets by the independent valuer are reviewed by our Advisor and approved by our board of directors, neither our Advisor nor our board of directors will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell an asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated Per-Share NAV to be greater or less than the potential realizable NAV.
Because they are based on Estimated Per-Share NAV, the price our shares may be sold under the DRIP and the price at which our shares may be repurchased by us pursuant to the SRP may not reflect the price that our stockholders would receive for their shares in a market transaction.
Because valuations will only occur periodically, Estimated Per-Share NAV may not accurately reflect material events that would impact our NAV and may suddenly change materially if the appraised values of our properties change materially or the actual operating results differ from what we originally budgeted.
Following the initial valuation of Estimated Per-Share NAV, subsequent valuations will occur periodically, at the discretion of our board of directors, provided that such calculations will be made at least once annually. In connection with any periodic valuation, which are generally expected to be conducted annually, our Advisor's estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties, which we expect will only be appraised in connection with any periodic valuation. Any changes in value that may have occurred since the most recent periodic valuation will not be reflected in Estimated Per-Share NAV, and there may be a sudden change in the Estimated Per-Share NAV when new appraisals and other material events are reflected. To the extent actual operating results differ from our original estimates, Estimated Per-Share NAV may be affected, but we will not retroactively or proactively adjust Estimated Per-Share NAV because our actual results from operations may be better or worse than what we previously budgeted for any period. If our actual operating results cause our NAV to change, such change will only be reflected in our Estimated Per-Share NAV when a periodic valuation is completed.
Because valuations will only occur periodically, our Estimated Per-Share NAV may differ significantly from our actual NAV at any given time.

Our stockholders' interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of our shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our OP. In addition, the partnership agreement for our OP contains provisions that would allow, under certain circumstances, other entities, including other AR Global-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP units. Because the OP units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, among others, our stockholders should not expect to be able to own a significant percentage of our shares.
Future offerings of equity securities may be senior to our common stock for purposes of dividend distributions or upon liquidation.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of an investment in shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share value of our common stock and diluting their interest in us.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor has entered into agreements with Lincoln, pursuant to which Lincoln and its affiliates will perform some of the services for which the Advisor is responsible under the advisory agreement. Our Advisor is paid fees for these services (a substantial portion of which will be paid to Lincoln), which reduces the amount of cash available for investment in properties or distribution to stockholders.
We depend on our OP and its subsidiaries for cash flows and we are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
We have no business operations of our own. Our only significant asset is and will be the general partnership interests of our OP. We conduct, and intend to conduct, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is distributions from our OP and its subsidiaries of their net earnings and cash flows. There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, our stockholders' claims as stockholders are structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy our stockholders' claims as stockholders only after all of our and our OPs and its subsidiaries liabilities and obligations have been paid in full.

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
As of December 31, 2015, the following states had concentrations of properties where annualized rental income on a straight-line basis represented 5.0% or greater of our consolidated annualized rental income on a straight-line basis:

State	December 31, 2015
Texas	12.4%
North Carolina	11.6%
Florida	9.9%
Minnesota	8.6%
Oklahoma	8.1%
Alabama	7.5%
Nevada	6.9%
Ohio	6.4%
Pennsylvania	5.8%
Kentucky	5.7%
South Carolina	5.4%
88.3%
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments, which could adversely affect our financial condition and ability to pay distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property's value could be permanent.
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
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could suffer.

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
If tenants do not renew their leases or otherwise vacate their space, we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may not be able to sell a property when we desire to do so or on favorable terms.
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
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing that indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to those properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in our interests. Lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Rising expenses could reduce cash flows and could adversely affect our ability to make future acquisitions and to pay cash distributions.
Any properties that we own now or buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We expect that many of our properties will require the tenants to pay all or a portion of these costs and expenses and, accordingly, if the tenants are unable to pay these costs and expenses, we will have to pay these costs and expenses. We may, however, enter into leases or renewals of leases that do not require tenants to pay these costs and expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of these costs and expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could, among other things, adversely affect funds available for future acquisitions or cash available for distributions.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders' investments.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the "TRIA"), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders' investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
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
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes on to the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, known as "CC&Rs," restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs.
Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks.
If we construct improvements on acquired properties, we will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We face competition with third parties in acquiring properties and other investments.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, then our return on investment will decline or be lower than expected.
Our properties face competition that may affect tenants' ability to pay rent.
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
Costs of complying with governmental laws and regulations, including those relating to environmental matters and discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
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
If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact the cash available to pay distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
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
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the "Disabilities Act") may affect cash available for distributions.
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
Retail Industry Risks
Retail conditions may adversely affect our income and our ability to make distributions to our stockholders.
A retail property's revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are located in public places such as shopping centers and malls, and any incidents of crime or violence would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.
Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.
Our properties consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of our stockholders' investment.
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
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant's lease is terminated. We own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These "co-tenancy" provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
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
E-commerce can have an impact on our business.
The use of the internet by consumers continues to gain popularity. The migration towards e-commerce is expected to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their "brick and mortar" locations and could affect the way future tenants lease space.
While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional "brick and mortar" locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.
Most of our assets are located in public places such as shopping centers. Because these assets are located in public places, acts of terror, crimes, mass shootings and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because most of our assets are open to the public, they will be exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises' security. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us.
Risks Associated with Debt Financing
We have incurred substantial indebtedness and have broad authority to incur additional indebtedness.
As of December 31, 2015, we had approximately $128.9 million in mortgage debt and $304.0 million in draws outstanding under our Credit Facility. In addition, we may make additional draws under our Credit Facility or incur mortgage debt and may pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. In addition, we may borrow if we need additional funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

We may be unable to obtain debt financing or refinance existing indebtedness upon maturity. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•	our cash flow could be insufficient to pay required payments of principal and interest;

•
we might be required to use a substantial portion of our cash flow from operations to pay our indebtedness, thereby reducing the availability of our cash flow to fund our business, including distributions, acquisitions, capital expenditures and other general corporate purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, satisfaction of debt service requirements, acquisitions and general corporate or other purposes could be limited;

•
our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business or market conditions and place us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities;

•
we may not be able to refinance existing indebtedness (which requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;

•	if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, we will be in default under our indebtedness; and

•	prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates.
We may suffer a shortfall between the cash flows from a property and the cash flows needed to service our indebtedness. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investment.
Disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.
If liquidity in the global credit market were to contract due to market disruptions, it might become costly to obtain new lines of credit. We rely on debt financing to finance our properties and possibly other real estate-related investments. In the event of credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to dispose of some of our assets or otherwise modify our investment strategy. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.
Disruptions in the financial markets and challenging economic conditions could adversely affect the values of our investments. Turmoil in the capital markets could constrain equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of our real estate investments which could decrease the value of an investment in us.
Our Credit Facility contains certain financial and operating covenants that limit our financial and operational flexibility, including our ability to make distributions.
Our Credit Facility contains certain financial and operating covenants that limit our financial and operational flexibility. The operating covenants limit our ability to incur secured and unsecured debt, make investments, sell all or substantially all of our assets, make restricted payments (including distributions to our stockholders ), engage in mergers and consolidations, enter into transactions with affiliates and take certain other actions. Our Credit Facility requires us to meet certain financial covenants, including the maintenance of certain financial ratios (such as consolidated leverage, minimum fixed charge coverage and consolidated secured leverage ratio) as well as the maintenance of a minimum net worth. The mortgage loans we have, or may in the future enter into, include, and may include, other financial and operating covenants, including transfer restrictions.

These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that would otherwise be in our best interest and adversely affect our ability to complete sales of our assets. In the event that we fail to satisfy our covenants, we would be in default under our unsecured Credit Facility and may be required to repay our indebtedness with capital from other sources, which may not be available to us, or may be available only on unattractive terms.
Availability of borrowings under our Credit Facility for any period may be based on the value and financial results of pool of eligible unencumbered real estate assets that comprises our borrowing base. If the financial results of the borrowing base properties deteriorate, or if their values decline, the maximum availability under the Credit Facility may decline and we may be required to make mandatory repayments of principal outstanding to avoid a default under the Credit Facility, absent an amendment or waiver. Dispositions of borrowing base properties could have a similar effect. If we are unable to borrow under our Credit Facility due to a decrease in the available capacity or for any other reason, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.
High mortgage rates may make it difficult for us to finance or refinance properties.
As of December 31, 2015, we had approximately $128.9 million in mortgage debt bearing interest at fixed rates, and we run the risk of being unable to refinance these loans at maturity. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
As of December 31, 2015, approximately $304.0 million outstanding under our Credit Facility bears interest at variable interest rates. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.
Any hedging strategies we utilize may not be successful in mitigating our risks.
We have entered into hedging transactions to manage risk of interest rate changes or price changes with respect to borrowings made or to be made to acquire or own real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we are exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may not be able to manage these risks effectively.
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
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries.
A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. We may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's-length basis.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flows from the assets. In addition, in the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not receive a corresponding amount of cash.
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
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property or an interest in real property. We may acquire mezzanine loans that are not directly secured by real property or an interest in real property, but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all of the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

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
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income.
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), Capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan, entities wholly owned by a qualified foreign pension plan and certain publicly traded foreign entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a -USRPI if: (1) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2015, we owned 35 properties, comprised of 7.5 million rentable square feet that were 95.1% leased on a weighted-average basis with a weighted-average remaining lease term of 5.5 years.
The following table represents certain additional information about the properties we own at December 31, 2015:

Property	Acquisition Date	Property Type	Rentable Square Feet	Occupancy	Remaining Lease Term (1)

Liberty Crossing	Jun. 2012	Power Center	105,970	93.8%	3.5
San Pedro Crossing	Dec. 2012	Power Center	201,965	100.0%	4.6
Tiffany Springs MarketCenter	Sep. 2013	Power Center	246,419	90.5%	4.8
The Streets of West Chester	Apr. 2014	Lifestyle Center	236,830	93.2%	5.7
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	8.3
Southway Shopping Center	Jun. 2014	Power Center	181,809	95.1%	3.8
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	4.6
Northwoods Marketplace	Aug. 2014	Power Center	236,078	97.1%	4.0
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	3.4
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	96.2%	4.5
Shops at Shelby Crossing	Sep. 2014	Power Center	236,081	97.9%	3.2
Shoppes of West Melbourne	Sep. 2014	Power Center	144,484	95.8%	5.2
The Centrum	Sep. 2014	Power Center	270,747	93.5%	3.8
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	100.0%	3.5
Southroads Shopping Center	Oct. 2014	Power Center	436,936	93.1%	4.8
Parkside Shopping Center	Nov. 2014 & Dec. 2015 (2)	Power Center	181,612	93.8%	6.8
West Lake Crossing	Nov. 2014	Power Center	75,928	100.0%	5.3
Colonial Landing	Dec. 2014	Power Center	263,559	98.5%	4.3
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	76.8%	9.0
Township Marketplace	Dec. 2014	Power Center	298,630	96.8%	3.4
Cross Pointe Centre	Mar. 2015	Power Center	226,089	98.7%	9.8
Towne Center Plaza	Apr. 2015	Power Center	94,096	100.0%	7.1
Harlingen Corners	May 2015	Power Center	217,772	94.8%	5.5
Village at Quail Springs	Jun. 2015	Power Center	100,404	100.0%	3.2
Pine Ridge Plaza	Jun. 2015	Power Center	239,492	95.2%	3.8
Bison Hollow	Jun. 2015	Power Center	134,798	100.0%	6.8
Jefferson Commons	Jun. 2015	Power Center	205,918	96.9%	10.0
Northpark Center	Jun. 2015	Power Center	318,327	99.2%	4.5
Anderson Station	Jul. 2015	Power Center	243,550	98.8%	2.8
Patton Creek	Aug. 2015	Power Center	491,294	94.5%	5.4
North Lakeland Plaza	Sep. 2015	Power Center	171,397	100.0%	4.5
Riverbend Marketplace	Sep. 2015	Power Center	142,617	98.3%	7.0
Montecito Crossing	Sep. 2015	Power Center	179,721	96.6%	5.7
Best on the Boulevard	Sep. 2015	Power Center	204,568	100.0%	5.3
Shops at RiverGate South	Sep. 2015	Power Center	140,703	97.8%	9.8
Portfolio, December 31, 2015			7,479,151	95.1%	5.5
_____________________

(1)	Remaining lease term in years as of December 31, 2015, calculated on a weighted-average basis.

(2)	Parkside Shopping Center was purchased in November 2014 with two additional parcels purchased in December 2015.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2015:

State	Number of Properties	Rentable Square Feet	Rentable Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Alabama	1	491,294	6.6%	$7,341	7.5%
Florida	4	815,521	10.9%	9,708	9.9%
Illinois	1	289,277	3.9%	2,178	2.2%
Kansas	1	239,492	3.2%	2,288	2.3%
Kentucky	2	387,530	5.2%	5,646	5.7%
Louisiana	1	134,276	1.8%	1,303	1.3%
Michigan	1	134,798	1.8%	1,493	1.5%
Minnesota	1	381,831	5.1%	8,421	8.6%
Missouri	1	246,419	3.3%	4,333	4.4%
Nevada	2	384,289	5.1%	6,755	6.9%
North Carolina	5	889,268	11.9%	11,453	11.6%
Ohio	2	555,157	7.4%	6,325	6.4%
Oklahoma	3	771,137	10.3%	8,002	8.1%
Pennsylvania	2	401,694	5.4%	5,719	5.8%
South Carolina	2	479,628	6.4%	5,311	5.4%
Texas	6	877,540	11.7%	12,228	12.4%
	35	7,479,151	100.0%	$98,504	100.0%
_____________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter as of December 31, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items:

(In thousands)	Future Minimum Base Rent Payments
2016	$94,274
2017	89,042
2018	75,672
2019	59,137
2020	47,601
2021	38,849
2022	35,288
2023	31,142
2024	24,489
2025	14,274
Thereafter	40,750
$550,518

Future Lease Expirations
The following is a summary of lease expirations for the next ten years as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1) Expiring	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet Expiring	Percent of Portfolio Rentable Square Feet Expiring (2)
		(In thousands)
2016	53	$3,805	3.9%	286,756	4.0%
2017	81	8,246	8.4%	667,195	9.4%
2018	113	15,438	15.7%	1,051,826	14.8%
2019	117	17,048	17.3%	1,266,890	17.8%
2020	98	10,170	10.3%	757,323	10.6%
2021	47	7,485	7.6%	508,077	7.1%
2022	19	2,947	3.0%	252,049	3.5%
2023	24	3,959	4.0%	273,382	3.9%
2024	35	8,527	8.7%	536,816	7.5%
2025	43	10,680	10.8%	812,371	11.4%
Total	630	$88,305	89.7%	6,412,685	90.0%
_____________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases in the portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(2)	Excludes the rentable square feet associated with our fee simple interest in a ground lease.
Tenant Concentration
As of December 31, 2015, we did not have any tenants whose rentable square feet or annualized rental income on a straight-line basis represented greater than 10.0% of total portfolio rentable square feet or annualized rental income on a straight-line basis.
Significant Portfolio Properties
The rentable square feet or annualized rental income on a straight-line basis of Southroads Shopping Center, The Shops at West End and Patton Creek each represent 5.0% or more or our total portfolio's rentable square feet or annualized rental income on a straight-line basis. The tenant concentration for each of these properties is summarized below.
Southroads Shopping Center
The following table lists tenants at Southroads Shopping Center whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Southroads Shopping Center as of December 31, 2015, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Southroads Shopping Center Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Southroads Shopping Center Total
					(In years)		(In thousands)
Reasor LLC	1	75,000	17.2%	August 2018	2.7	4 five-year options	$636	13.0%
AMC Entertainment, Inc.	1	74,182	17.0%	December 2025	10.0	4 five-year options	$1,067	21.8%
TSA Stores, Inc.	1	59,451	13.6%	March 2016	0.2	N/A	$386	7.9%
_____________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

The Shops at West End
The following table lists tenants at The Shops at West End whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of The Shops at West End as of December 31, 2015, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of The Shops at West End Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of The Shops at West End Total
					(In years)		(In thousands)
Kerasotes Showplace Theatres, LLC	1	59,500	15.6%	November 2029	13.9	2 five-year options	$2,116	25.1%
SUPERVALU Inc.	1	55,288	14.5%	December 2029	14.0	4 five-year options	$1,354	16.1%
_____________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Patton Creek
The following table lists tenants at Patton Creek whose rentable square feet or annualized rental income on a straight-line basis is greater than 10.0% of the total rentable square feet or total annualized rental income on a straight-line basis of Patton Creek as of December 31, 2015, respectively:

Tenant	Number of Units Occupied by Tenant	Rentable Square Feet	Rentable Square Feet as a % of Patton Creek Total	Lease Expiration	Remaining Lease Term	Renewal Options	Annualized Rental Income (1)	Annualized Rental Income as a % of Patton Creek Total
					(In years)		(In thousands)
Dick's Sporting Goods, Inc.	1	84,000	17.1%	January 2026	10.1	6 five-year options	$688	9.4%
Carmike Cinemas, Inc.	1	67,950	13.8%	April 2024	8.3	4 five-year options	$2,039	27.8%
_____________________

(1)	Annualized rental income as of December 31, 2015 for the in-place leases at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financing
Our mortgage notes payable as of December 31, 2015 consist of the following:

Property	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate		Maturity Date
		(In thousands)
Liberty Crossing - Refinanced Loan	1	$11,000	4.66%		Fixed		Jul. 2018
San Pedro Crossing - Senior Loan	1	17,985	3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	3.92%		Fixed	(1)	Oct. 2018
Shops at Shelby Crossing	1	23,781	4.97%		Fixed		Mar. 2024
Patton Creek	1	42,377	5.76%		Fixed		Dec. 2020
Total	5	$128,945	4.76%	(2)
_________________________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of December 31, 2015.
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
In order for Financial Industry Regulatory Authority ("FINRA") members and their associated persons to participate in the IPO and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. We intend to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015.
Holders
As of February 29, 2016, we had 97.5 million shares of common stock outstanding held by a total of 20,303 stockholders.
Distributions
We qualified to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP and determined without regard for the deduction for dividends paid and excluding net capital gains) to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to maintain our status as a REIT under the Code.
In addition, under the restricted payments covenant in our Credit Facility, we may declare or pay cash distributions in an aggregate amount (excluding cash distributions reinvested through our DRIP) not to exceed the greater of (i) 95% of our MFFO for each fiscal quarter; or (ii) the amount necessary for us to be able to make distributions required to maintain our status as a REIT.
The following table details from a U.S. federal income tax perspective, the portion of distributions classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015		2014		2013
Return of capital	64.1%	$0.41	88.7%	$0.57	4.6%	$0.03
Ordinary dividend income	35.9%	0.23	11.3%	0.07	95.4%	0.61
Total	100.0%	$0.64	100.0%	$0.64	100.0%	$0.64
On September 19, 2011, our board of directors authorized, and we declared, distributions which are calculated based on stockholders of record each day during the applicable period of $0.0017534247 per day, which is equivalent to $0.64, based on a 365-day year.

Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The following table reflects distributions declared and paid in cash, including the DRIP, to common stockholders, excluding distributions related to Class B Units (as described in Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements accompanying this report) as these distributions are recorded as expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014:

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2015	$14,954	$15,000
2nd Quarter, 2015	15,428	15,308
3rd Quarter, 2015	15,535	15,562
4th Quarter, 2015	15,458	15,663
Total	$61,375	$61,533

(In thousands)	Total Distributions Paid	Total Distributions Declared
1st Quarter, 2014	$1,436	$2,080
2nd Quarter, 2014	3,839	4,689
3rd Quarter, 2014	7,765	10,066
4th Quarter, 2014	13,992	14,960
Total	$27,032	$31,795
We, our board of directors and our Advisor share a similar philosophy with respect to paying our distributions. Distributions should principally be derived from cash flows generated from operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our Advisor may waive certain recurring fees. Our Advisor will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because our Advisor may waive certain fees that we may owe, cash flows from operations that would have been paid to our Advisor will be available to pay distributions to our stockholders. During the years ended December 31, 2015 and 2014, our Advisor did not waive any such fees incurred. In certain instances, to improve our working capital, our Advisor may elect to absorb a portion of our general and administrative costs and/or property operating costs that would otherwise have been paid by us. Our Advisor absorbed $0.3 million of our general and administrative costs during the year ended December 31, 2014. No general and administrative costs were absorbed by our Advisor during the year ended December 31, 2015. No property operating costs were absorbed by our Advisor during the years ended December 31, 2015 or 2014.
During the years ended December 31, 2015 and 2014, distributions paid to common stockholders totaled $61.4 million and $27.0 million, inclusive of $35.1 million and $14.8 million of distributions reinvested in shares of common stock pursuant to the DRIP, respectively. During the year ended December 31, 2015, cash used to pay our distributions was generated from cash flows from operations, common stock issued pursuant to our DRIP, proceeds from disposition of land and proceeds from financings. During the year ended December 31, 2014, cash used to pay our distributions was generated from cash flows from operations, proceeds from the issuance of common stock and common stock issued pursuant to our DRIP. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation
Stock Option Plan
We have a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to our independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. No shares have been issued under the Plan as of December 31, 2015. Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code.

Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further approval by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of shares of common stock granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). As of December 31, 2015, the total number of shares available under the RSP was 4.8 million.
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. As of December 31, 2015 and 2014, we had 11,400 and 15,600 unvested restricted shares, respectively, that were granted pursuant to the RSP.
Recent Sale of Unregistered Equity Securities
On November 23, 2015, we issued 3,000 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our RSP. No selling commissions or other considerations will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange, and there is no assurance it will ever be listed. In order to provide stockholders with interim liquidity, our board of directors adopted the share repurchase program as initially approved (the "Original SRP") that enabled our stockholders to sell their shares back to us after having held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. The Original SRP was effective for the entirety of the years ended December 31, 2015, 2014 and 2013. Under the Original SRP, shares were repurchased on a quarterly basis.
In January 2016, our board of directors unanimously approved the Amended and Restated SRP, effective February 28, 2016, which supersedes and replaces the Original SRP. The Amended and Restated SRP permits investors to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
Prior to the NAV Pricing Date, the purchase price per share for requests other than for death or disability under both the Original SRP and the Amended and Restated SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share;

•	after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share;

•	after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and

•	after four years from the purchase date — the lower of $10.00 or 100.0% of the amount they actually paid for each share.
In the case of requests for death or disability prior to the NAV Pricing Date, the repurchase price per share is equal to the price paid to acquire the shares from the Company.

Under the Amended and Restated SRP, the repurchase price per share on and following the NAV Pricing Date for requests other than for death or disability will be as follows:

•	after one year from the purchase date — 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability on and following the NAV Pricing Date, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
We intend to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015. In determining Estimated Per-Share NAV, we expect to obtain estimated values for all of our properties.
We were only authorized to repurchase shares pursuant to the Original SRP up to the value of the shares issued under the DRIP and limited the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. Purchases under the Original SRP were limited in any calendar year to 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year.
Under the Amended and Restated SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the Amended and Restated SRP for any given semiannual period will be limited to proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP.
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the Amended and Restated SRP. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
When a stockholder requests a redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Repurchased shares will have the status of authorized but unissued. The following table summarizes share repurchases cumulatively through December 31, 2015:

	Number of Shares Repurchased	Cost of Shares Repurchased	Weighted-Average Price per Share
		(In thousands)
Cumulative repurchase requests as of December 31, 2012	—	$—	$—
Year ended December 31, 2013	8,674	87	9.98
Cumulative repurchase requests as of December 31, 2013	8,674	87	9.98
Year ended December 31, 2014	64,818	635	9.80
Cumulative repurchase requests as of December 31, 2014	73,492	722	9.82
Year ended December 31, 2015	1,281,670	12,128	9.46
Cumulative repurchase requests as of December 31, 2015 (1)	1,355,162	12,850	$9.48
Proceeds from shares issued through DRIP		50,646
Excess		$37,796
_____________________

(1)
Includes 533,186 shares of accrued repurchase requests with a weighted-average repurchase price per share of $9.43, which were approved for repurchase as of December 31, 2015 and were completed during the first quarter of 2016. This $5.0 million liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2015. There were no other shares requested to be repurchased as of December 31, 2015.

The Amended and Restated SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the Amended and Restated SRP at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (in thousands)	2015	2014	2013	2012	2011
Total real estate investments, at cost	$1,283,015	$764,785	$107,493	$55,057	$—
Total assets	$1,286,847	$935,810	$119,942	$55,724	$36
Mortgage notes payable	$128,945	$86,931	$63,083	$40,725	$—
Notes payable	$—	$—	$—	$7,235	$—
Credit facility	$304,000	$—	$—	$—	$—
Total liabilities	$543,697	$152,710	$73,061	$57,046	$3,755
Total stockholders' equity (deficit)	$743,150	$783,100	$46,881	$(1,322)	$(3,719)

	Year Ended December 31,
Operating data (In thousands, except share and per share data)	2015	2014	2013	2012	2011
Total revenues	$105,178	$28,109	$7,161	$1,266	$—
Total operating expenses	99,239	36,887	8,974	2,635	313
Operating income (loss)	5,939	(8,778)	(1,813)	(1,369)	(313)
Total other expenses, net	(7,332)	(3,854)	(2,891)	(833)	—
Net loss	$(1,393)	$(12,632)	$(4,704)	$(2,202)	$(313)
Other data:
Cash flows provided by (used in) operating activities (1)	$29,858	$3,735	$(1,239)	$(132)	$(260)
Cash flows used in investing activities (1)	$(428,538)	$(588,510)	$(12,978)	$(12,910)	$—
Cash flows provided by financing activities (1)	$267,750	$742,443	$27,234	$13,320	$259
Per share data:
Basic and diluted net loss per share	$(0.01)	$(0.26)	$(1.46)	$(6.15)	$(14.90)
Distributions declared per common share	$0.64	$0.64	$0.64	$0.64	$—
Basic and diluted weighted-average shares outstanding	96,113,056	49,231,737	3,216,903	358,267	21,000

(1)
We changed our prior presentation of cash flows associated with restricted cash accounts from financing activities to operating activities or investing activities in the consolidated statements of cash flows based on the restrictions that permit the cash to be used to pay specific operating expenses such as real estate taxes and insurance or for capital expenditures and improvements. The restrictions arise from certain borrowing agreements and had previously been presented as cash flows from financing activities.

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
Overview
We have acquired and own anchored, stabilized core retail properties for investment purposes, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. We purchased our first property and commenced active operations in June 2012. As of December 31, 2015, we owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 95.1% leased on a weighted-average basis.
We were incorporated on July 29, 2010 as a Maryland corporation and qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2012. Substantially all of our business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership.
On March 17, 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The IPO closed on September 12, 2014. On September 22, 2014, we registered an additional 25.0 million shares of common stock to be used under our distribution reinvestment plan (the "DRIP") pursuant to a registration statement on Form S-3D (File No. 333-198864). As of December 31, 2015, we had 96.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $961.7 million.
We intend to publish an estimate of net asset value per share of our common stock ("Estimated Per-Share NAV") as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015 (the "NAV Pricing Date"), and subsequent valuations will occur periodically at the discretion of our board of directors, provided that such calculations will be made at least once annually. In determining Estimated Per-Share NAV, we expect to obtain estimated values for all of our properties. Beginning with the NAV Pricing Date, we will offer shares pursuant to the DRIP and repurchase shares pursuant to our amended and restated share repurchase program (the "Amended and Restated SRP") at a price based on Estimated Per-Share NAV.
We have no direct employees. We have retained American Realty Capital Retail Advisor, LLC (our "Advisor") to manage our affairs on a day-to-day basis. Our Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln provides, subject to our Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Our Advisor has paid and will continue to pay Lincoln a substantial portion of the fees and/or other expense reimbursements payable to the Advisor for the performance of real estate-related services. Our Advisor is under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Parent of our Sponsor"), the parent of our sponsor, American Realty Capital IV, LLC (our "Sponsor"), as a result of which it is a related party of ours.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO and, together with its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of our Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Parent of our Sponsor.
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

Offering and Related Costs
Offering and related costs included all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) included costs that were paid by the Advisor, the Former Dealer Manager or their affiliates on our behalf. These costs included but were not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We were obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor was obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceeded 1.5% of gross offering proceeds from the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, dealer manager fees and other organization and offering costs did not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the close of the IPO, offering costs were less than 11.5% of the gross proceeds received from the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, acquisition date is considered to be the commencement date for purposes of this calculation. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. As of December 31, 2015, we had $0.5 million of land held for sale. There were no assets held for sale as of December 31, 2014.
Depreciation and Amortization
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We elected to adopt this guidance effective January 1, 2016. We have assessed the impact of the guidance and determined it will not have a significant impact on our financial position, results of operations or cash flows.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. In our future quarterly and annual filings, beginning with our next quarterly report on Form 10-Q, the adoption of this revised guidance will result in the reclassification of $1.7 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheet as of December 31, 2015.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. We have elected to adopt the new guidance for the fiscal year ended December 31, 2015. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. We are currently evaluating the impact of the new guidance.
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance.
Results of Operations
We purchased our first property and commenced active operations in June 2012. As of December 31, 2015, we owned 35 properties with an aggregate base purchase price of $1.2 billion, comprised of 7.5 million rentable square feet that were 95.1% leased on a weighted-average basis.

Comparison of the Year Ended December 31, 2015 to Year Ended December 31, 2014
As of January 1, 2014, we owned three properties (our "2014-2015 Same Store") with an aggregate base purchase price of $107.6 million, comprised of 0.6 million rentable square feet that were 92.4% leased on a weighted-average basis. We have acquired 32 properties since January 1, 2014 for an aggregate base purchase price of $1.1 billion, comprised of 6.9 million rentable square feet that were 95.2% leased on a weighted-average basis as of December 31, 2015 (our "2014-2015 Acquisitions"). Accordingly, our results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 reflect significant increases in most categories.
During the year ended December 31, 2015, we entered into 30 new leases comprising a total of 180,127 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $2.6 million, representing average rent per square foot of $14.59. In addition, we executed renewals on 53 leases comprising a total of 395,213 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $7.3 million, representing average rent per square foot of $18.35. Prior to the renewals, the average annualized rental income on a straight-line basis was $18.03 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $6.57 per square foot.
Rental Income
Rental income increased $59.5 million to $81.0 million for the year ended December 31, 2015, compared to $21.5 million for the year ended December 31, 2014. This increase in rental income was primarily due to our 2014-2015 Acquisitions, which resulted in an increase in rental income of $59.0 million for the year ended December 31, 2015. In addition, 2014-2015 Same Store rental income increased by $0.5 million, primarily due to new leases and increases in rental rates resulting from renewed leases, as well as fees received for early lease terminations.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $17.5 million to $24.2 million for the year ended December 31, 2015, compared to $6.7 million for the year ended December 31, 2014. This increase in operating expense reimbursements was primarily due to our 2014-2015 Acquisitions, which resulted in a $17.1 million increase for the year ended December 31, 2015. In addition, 2014-2015 Same Store operating expense reimbursements increased by $0.4 million, as a result of an increase in Same Store operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Property Operating Expenses
Property operating expenses increased $25.9 million to $34.7 million for the year ended December 31, 2015, compared to $8.8 million for the year ended December 31, 2014. This increase in property operating expenses was primarily due to our 2014-2015 Acquisitions, which resulted in a $25.3 million increase for the year ended December 31, 2015. In addition, 2014-2015 Same Store property operating expenses increased by $0.6 million, which primarily related to an increase in real estate taxes and repair and maintenance expenses. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $4.4 million of impairment charges during the year ended December 31, 2015. These charges related to the write-off of intangible assets in connection with certain unsuccessful contractual arrangements associated with the acquisition of The Shops at West End. We incurred $0.2 million of impairment charges during the year ended December 31, 2014. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with the acquisition of Stirling Slidell Centre.
Fair Value Adjustments to Contingent Purchase Price Obligation
During the year ended December 31, 2015, we recorded a $13.7 million fair value adjustment related to the return of previously recognized contingent purchase price consideration in connection with certain unsuccessful contractual arrangements associated with the acquisition of The Shops at West End. During the year ended December 31, 2014, we recorded a $0.7 million fair value adjustment related to the write-off of a contingent consideration purchase price obligation in connection with an unsuccessful contractual arrangement associated with the acquisition of Stirling Slidell Centre.
Asset Management Fees to Related Party
Asset management fees to related party for the year ended December 31, 2015 of $5.5 million were related to services that we received from our Advisor in connection with the management of our assets. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement. There were no asset management fees to related party incurred during the year ended December 31, 2014 as we caused the OP to issue to the Advisor performance-based restricted partnership units of the OP designated as "Class B Units" in lieu of asset management fees.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased $2.1 million to $9.8 million for the year ended December 31, 2015, compared to $11.9 million for the year ended December 31, 2014. This decrease was primarily due to our acquisition of 15 properties with a base purchase price of $481.7 million during the year ended December 31, 2015, compared to our acquisition of 17 properties with a base purchase price of $593.3 million during the year ended December 31, 2014.
General and Administrative Expenses
General and administrative expenses increased $6.1 million to $8.7 million for the year ended December 31, 2015, compared to $2.6 million for the year ended December 31, 2014. This increase related primarily to higher legal and accounting fees, audit fees, transfer agent fees, and state and local income taxes to support our increased real estate portfolio. Additionally, beginning in the third quarter of 2015, our Advisor began requesting reimbursement for general and administrative expenses, which amounted to $1.0 million during the year ended December 31, 2015. Our Advisor elected to absorb $0.3 million of our general and administrative costs during the year ended December 31, 2014, which did not reoccur for the year ended December 31, 2015.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $35.7 million to $49.8 million for the year ended December 31, 2015, compared to $14.1 million for the year ended December 31, 2014. This increase was primarily attributable to our 2014-2015 Acquisitions, which resulted in an increase in depreciation and amortization expenses of $36.2 million for the year ended December 31, 2015. This increase was partially offset by a $0.5 million decrease in 2014-2015 Same Store depreciation and amortization, primarily due to the expiration of identifiable intangible assets associated with existing leases in-place at acquisition during the year ended December 31, 2014. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $4.5 million to $8.4 million for the year ended December 31, 2015, compared to $3.9 million for the year ended December 31, 2014. Interest expense for the year ended December 31, 2015 resulted from our mortgage notes payable, which had a weighted-average balance of $103.1 million and a weighted-average effective interest rate of 4.51%, our credit facility, as amended (our "Credit Facility"), which had weighted average borrowings of $117.2 million and a weighted-average effective interest rate of 1.60%, as well as unused fees on our Credit Facility and amortization of deferred financing costs. Interest expense for the year ended December 31, 2014 resulted from our mortgage notes payable, which had a weighted-average balance of $70.3 million and a weighted-average interest rate of 4.11%, as well as unused fees on our Credit Facility and amortization of deferred financing costs.
Gain (Loss) on Disposition of Land
During the year ended December 31, 2015, we recorded a gain on disposition of land of $1.0 million in connection with a sale of excess land at The Streets of West Chester. During the year ended December 31, 2014, we recorded a loss on disposition of land of approximately 19,000 in connection with a sale of excess land at Tiffany Springs MarketCenter.
Comparison of the Year Ended December 31, 2014 to Year Ended December 31, 2013
As of January 1, 2013, we owned two properties (our "2013-2014 Same Store") with an aggregate base purchase price of $54.2 million, comprised of 0.3 million rentable square feet that were 96.5% leased on a weighted-average basis. We acquired 18 properties between January 1, 2013 and December 31, 2014 for an aggregate base purchase price of $662.1 million, comprised of 4.0 million rentable square feet that were 94.3% leased on a weighted-average basis as of December 31, 2014 (our "2013-2014 Acquisitions"). Accordingly, our results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013 reflect significant increases in most categories.
During the year ended December 31, 2014, we entered into five new leases comprising a total of 12,821 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.3 million, representing average rent per square foot of $23.53. In addition, we executed renewals on nine leases comprising a total of 81,957 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $1.1 million, representing average rent per square foot of $13.59. Prior to the renewals, the average annualized rental income on a straight-line basis was $11.58 per square foot. The one-time cost of executing the leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $8.01 per square foot.

Rental Income
Rental income increased $16.1 million to $21.5 million for the year ended December 31, 2014, compared to $5.4 million for the year ended December 31, 2013. This increase in rental income was primarily due to our 2013-2014 Acquisitions, which resulted in an increase in rental income of $15.8 million for the year ended December 31, 2014. In addition, 2013-2014 Same Store rental income increased by $0.2 million, primarily due to the increase in rental rates resulting from renewed leases of $0.1 million and an increase in contingent rental income of $0.1 million due to the increased duration of our ownership during tenants' lease years during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $4.9 million to $6.7 million for the year ended December 31, 2014, compared to $1.8 million for the year ended December 31, 2013. This increase in operating expense reimbursements was primarily due to our 2013-2014 Acquisitions, which resulted in a $4.8 million increase for the year ended December 31, 2014. 2013-2014 Same Store operating expense reimbursements remained consistent at $1.4 million for the years ended December 31, 2014 and 2013. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Property Operating Expenses
Property operating expenses increased $6.5 million to $8.8 million for the year ended December 31, 2014, compared to $2.3 million for the year ended December 31, 2013. This increase in property operating expenses was primarily due to our 2013-2014 Acquisitions, which resulted in a $6.3 million increase for the year ended December 31, 2014. In addition, 2013-2014 Same Store property operating expenses increased by $0.1 million, which primarily related to an increase in real estate taxes and third party management fees, coupled with the absorption of approximately $41,000 of property operating costs by the Advisor for the year ended December 31, 2013. No property operating costs were absorbed by the Advisor during the year ended December 31, 2014. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $0.2 million of impairment charges during the year ended December 31, 2014. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with acquisition of Stirling Slidell Centre. No impairment charges were incurred during the year ended December 31, 2013.
Fair Value Adjustments to Contingent Purchase Price Obligation
During the year ended December 31, 2014, we recorded $0.7 million of fair value adjustments related to the return of previously recognized contingent purchase price consideration in connection with an unsuccessful contractual arrangement associated with the acquisition of Stirling Slidell Centre. No such fair value adjustments were made during the year ended December 31, 2013.
Asset Management Fees to Related Party
Until October 1, 2013, our Advisor was entitled to asset management fees in connection with providing asset management services and oversight fees for properties managed by Lincoln. Our Advisor elected to waive these fees for the year ended December 31, 2013. For the year ended December 31, 2013, we would have incurred aggregate asset management and oversight fees of $0.1 million had these fees not been waived. Effective October 1, 2013, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated, in addition to the oversight fee. Instead, we caused the OP to issue (subject to periodic approval by our board of directors) to the Advisor Class B Units, which will be forfeited unless certain conditions are met. During the year ended December 31, 2014, the board of directors approved the issuance of 169,992 Class B Units to the Advisor in connection with this arrangement. During the year ended December 31, 2013, no Class B Units were issued to the Advisor in connection with this arrangement.
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

General and Administrative Expenses
General and administrative expenses increased $2.1 million to $2.6 million for the year ended December 31, 2014, compared to $0.5 million for the year ended December 31, 2013. This increase related primarily to higher legal and accounting fees, audit fees, transfer agent fees, state and local income taxes and support from affiliate fees to support our current real estate portfolio. Additionally, this increase resulted from the $0.4 million decrease in our general and administrative costs absorbed by the Advisor during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $8.9 million to $14.1 million for the year ended December 31, 2014, compared to $5.2 million for the year ended December 31, 2013. This increase was primarily attributable to our 2013-2014 Acquisitions, which resulted in an increase in depreciation and amortization expenses of $9.9 million for the year ended December 31, 2014. This increase was partially offset by a $1.0 million decrease in 2013-2014 Same Store depreciation and amortization, primarily due to the expiration of identifiable intangible assets associated with existing leases in-place at acquisition. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
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
Cash Flows for the Year Ended December 31, 2015
During the year ended December 31, 2015, net cash provided by operating activities was $29.9 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the year ended December 31, 2015 were impacted by $9.8 million of acquisition and transaction related costs. Cash inflows primarily related to a net loss adjusted for non-cash items of $37.7 million (net loss of $1.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, bad debt expense, impairment charges and share-based compensation, partially offset by gain on disposition of land, amortization of mortgage premium and fair value adjustments to contingent purchase price obligations, totaling $39.1 million), an increase in accounts payable and accrued expenses of $5.2 million and an increase in deferred rent and other liabilities due to the timing of the receipt of rental payments and payment of our expenses of $2.4 million. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $15.1 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements and an increase in restricted cash of $0.3 million.
Net cash used in investing activities during the year ended December 31, 2015 of $428.5 million included $437.6 million related to our acquisition of 15 properties, $7.5 million related to capital expenditures and $1.0 million related to cash restricted for capital expenditures. Cash outflows were partially offset by $15.1 million of proceeds from contingent consideration and $2.5 million of proceeds from the disposition of land.
Net cash provided by financing activities during the year ended December 31, 2015 of $267.8 million related to proceeds from our Credit Facility of $304.0 million. These inflows were partially offset by cash distributions of $26.2 million, common stock repurchases of $7.4 million, payments related to offering costs of $1.2 million, payments of deferred financing costs of $0.8 million and payments of mortgage notes payable of $0.6 million.

Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash provided by operating activities was $3.7 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the year ended December 31, 2014 were impacted by $11.9 million of acquisition and transaction related costs. Cash inflows primarily related to an increase in accounts payable and accrued expenses of $5.1 million, a net loss adjusted for non-cash items of $2.0 million (net loss of $12.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, impairment charges, share-based compensation, loss on disposition of land and the ineffective portion of the derivative, partially offset by amortization of mortgage premium and fair value adjustments to contingent purchase price obligation totaling $14.6 million) and an increase in deferred rent and other liabilities due to the timing of the receipt of rental payments and payment of our expenses of $1.2 million. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.2 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements and an increase in restricted cash of $0.3 million.
Net cash used in investing activities during the year ended December 31, 2014 of $588.5 million included $584.0 million related to our acquisition of 17 properties, $2.1 million related to cash restricted for capital expenditures, $1.5 million related to capital expenditures and $1.3 million related to deposits for future real estate acquisitions, partially offset by $0.5 million of proceeds from the disposition of an outparcel of land.
Net cash provided by financing activities during the year ended December 31, 2014 of $742.4 million related to proceeds from the issuance of common stock of $853.5 million. These inflows were partially offset by payments related to offering costs of $90.1 million, cash distributions of $12.2 million, payments of deferred financing costs of $7.1 million and payments to affiliates, net of $1.0 million, payments of mortgage notes payable of $0.4 million and common stock repurchases of $0.3 million.
Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash used in operating activities was $1.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the year, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2013 were impacted by $1.0 million of acquisition and transaction costs. Cash outflows included an increase in prepaid expenses and other assets of $1.5 million due to rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid property and directors and officers insurance and prepaid strategic advisory fees, a decrease in accounts payable and accrued expenses of $0.9 million primarily related to a decrease in due to affiliate of $1.2 million partially offset by an increase in accrued property and an increase in restricted cash of $0.5 million. These cash outflows were partially offset by cash inflows including net loss adjusted for non-cash items of $1.4 million (net loss of $4.7 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs and share-based compensation totaling $6.1 million) and an increase in deferred rent and other liabilities of $0.2 million.
Net cash used in investing activities during the year ended December 31, 2013 of $13.0 million primarily related to our acquisition of Tiffany Springs MarketCenter for a base purchase price of $53.5 million, an increase in restricted cash of $0.2 million and $0.2 million of capital expenditures, partially offset by acquisition financing of $40.9 million.
Net cash provided by financing activities during the year ended December 31, 2013 of $27.2 million related to proceeds from the issuances of common stock of $62.3 million and proceeds from mortgage notes payable of $11.0 million. These inflows were partially offset by payments of mortgage notes payable of $29.5 million, payments of notes payable of $7.2 million, payments related to offering costs of $7.2 million, cash distributions of $1.1 million, payments of deferred financing costs of $0.9 million and common stock repurchases of $0.1 million.

Liquidity and Capital Resources
In March 2012, we raised proceeds sufficient to break escrow in connection with our IPO. We continued offering and selling shares in our IPO from March 2012 until our IPO closed in September 2014. Following the closing of our IPO, we registered an additional 25.0 million shares of common stock to be issued under the DRIP (as amended to include a direct stock purchase component) pursuant to a registration statement on Form S-3D (File No. 333-198864). As of December 31, 2015, we had 96.9 million shares of common stock outstanding, including unvested restricted stock and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP of $961.7 million. We purchased our first property and commenced active operations in June 2012. We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $101.4 million, to acquire existing anchored, stabilized core retail properties, including power centers and lifestyle centers which are located in the United States and were at least 80.0% leased at the time of acquisition. As of December 31, 2015, the Company owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 95.1% leased on a weighted-average basis.
As of December 31, 2015, we had cash and cash equivalents of $40.0 million. Our principal demands for funds will continue to be for capital expenditures, the payment of operating expenses, distributions to our stockholders, asset management fees to our Advisor, the payment of principal and interest on our outstanding indebtedness and repurchases of our common stock pursuant to the Amended and Restated SRP. Generally, capital needs for property acquisitions have been funded with the net proceeds received from our IPO, proceeds from secured financings and proceeds from our Credit Facility. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be sourced from cash flows from operations.
We have entered into our Credit Facility, which provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Availability of borrowings under our Credit Facility for any period is based on the lower of (i) 60% of the asset value pool of eligible unencumbered real estate assets that comprises our borrowing base, (ii) the amount that would cause the debt service coverage ratio of the borrowing base for the last four fiscal quarters to exceed 1.5 times, and (iii) the aggregate commitments under the Credit Facility, which allow for up to $325.0 million in borrowings with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP may increase commitments under the Credit Facility to up to $575.0 million under certain circumstances and to the extent agreed to by our lenders.
Borrowings under our Credit Facility, along with cash on hand from our IPO, have been used and are expected to be used to finance acquisitions and for general corporate purposes. As of December 31, 2015, our unused borrowing capacity was $21.0 million, based on the aggregate commitments under the Credit Facility. As of December 31, 2015, we had $304.0 million outstanding under the Credit Facility.
The Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. We, certain of our wholly-owned subsidiaries and certain wholly-owned subsidiaries of the OP guarantee the obligations under the Credit Facility.
We expect to meet our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations, proceeds received from common stock issued under the DRIP and proceeds from our Credit Facility. Management expects that in the future, as we continue to optimize our portfolio and leasing activity at our properties, cash flows from our properties will be sufficient to fund operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from public and private offerings and proceeds from the sale of properties.

We also expect to use proceeds from secured and unsecured financings from banks or other lenders as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined by our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. Our borrowings are also restricted by covenants in our existing indebtedness. In addition, it is currently our intention to limit our aggregate borrowings to approximately 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
As of December 31, 2015, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 11.3% and 34.0%, respectively.
Our board of directors has adopted the share repurchase program as initially approved (the "Original SRP") that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter. In January 2016 our board of directors approved the Amended and Restated SRP. See Note 15 — Subsequent Events to the consolidated financial statements accompanying this report for additional details.
The following table summarizes share repurchases cumulatively through December 31, 2015:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2012	—	$—
Year ended December 31, 2013	8,674	9.98
Cumulative repurchase requests as of December 31, 2013	8,674	9.98
Year ended December 31, 2014	64,818	9.80
Cumulative repurchase requests as of December 31, 2014	73,492	9.82
Year ended December 31, 2015	1,281,670	9.46
Cumulative repurchase requests as of December 31, 2015 (1)	1,355,162	$9.48
_____________________

(1)
Includes 533,186 shares of accrued repurchase requests with a weighted-average repurchase price per share of $9.43, which were approved for repurchase as of December 31, 2015 and were completed during the first quarter of 2016. This $5.0 million liability is included in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2015. There were no other shares requested to be repurchased as of December 31, 2015.

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
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and amortize acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and accretion of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Year Ended December 31, 2015
Net income (loss) in accordance with GAAP	$46	$4,999	$(6,108)	$(330)	$(1,393)
Gain on disposition of land	—	—	—	(1,021)	(1,021)
Impairment charges	—	4,434	—	—	4,434
Depreciation and amortization	9,779	10,679	13,581	15,716	49,755
FFO	9,825	20,112	7,473	14,365	51,775
Acquisition fees and expenses	580	3,399	5,585	219	9,783
Amortization of mortgage premium	(9)	(8)	(99)	(251)	(367)
Accretion of market and other intangibles, net	(557)	(624)	(1,252)	(804)	(3,237)
Mark-to-market adjustments	2	(1)	2	(3)	—
Straight-line rent	(867)	(279)	(546)	(685)	(2,377)
Fair value adjustments to contingent purchase price consideration	—	(13,802)	4	103	(13,695)
MFFO	$8,974	$8,797	$11,167	$12,944	$41,882
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
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the year ended December 31, 2015, distributions paid to common stockholders totaled $61.4 million, inclusive of $35.1 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the year ended December 31, 2015, cash used to pay distributions was generated from cash flows from operations, proceeds received from common stock issued under the DRIP, proceeds from disposition of land and proceeds from financings.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended								Year Ended
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015		December 31, 2015
(Dollar amounts in thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:	$14,954		$15,428		$15,535		$15,458		$61,375

Source of distribution coverage:
Cash flows provided by operations (1)	$6,630	44.3%	$7,025	45.5%	$9,996	64.4%	$6,207	40.2%	$29,858	48.6%
Proceeds from common stock issued through the DRIP	8,324	55.7%	8,403	54.5%	4,853	31.2%	6,131	39.6%	27,711	45.2%
Proceeds from disposition of land	—	—%	—	—%	—	—%	2,503	16.2%	2,503	4.1%
Proceeds from financings	—	—%	—	—%	686	4.4%	617	4.0%	1,303	2.1%
Total source of distribution coverage	$14,954	100.0%	$15,428	100.0%	$15,535	100.0%	$15,458	100.0%	$61,375	100.0%

Cash flows provided by operations (GAAP basis)	$10,442		$4,485		$8,724		$6,207		$29,858
Net income (loss) (in accordance with GAAP)	$46		$4,999		$(6,108)		$(330)		$(1,393)
_____________________

(1)	Cash flows provided by operations for the year ended December 31, 2015 were impacted by acquisition and transaction related expenses of $9.8 million.
For the year ended December 31, 2015, cash flows provided by operations were $29.9 million. As shown in the table above, we funded distributions with cash flows provided by operations, proceeds received from common stock issued under the DRIP, proceeds from disposition of land and proceeds from financings.
We may not generate sufficient cash flow from operations in 2016 to pay distributions at our current level and we may not generate sufficient cash flows from operations to pay future distributions. The amount of cash available for distributions is affected by many factors, such as rental income from acquired properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot give any assurance that future acquisitions of real properties, if any, will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders.
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand and the proceeds from our DRIP to pay distributions. A decrease in the level of stockholder participation in our DRIP could have an adverse impact on our ability to meet these expectations. If these sources are insufficient, we may use other sources, such as from borrowings, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO and our cash flows from operations. See “Risk Factors - We may be unable to maintain distributions over time." under Item 1A in this Annual Report on Form 10-K.

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO for the period from July 29, 2010 (date of inception) through December 31, 2015:

(In thousands)	Period from July 29, 2010 (date of inception) to December 31, 2015
Distributions paid:
Total distributions paid	$90,290

Reconciliation of net loss:
Revenues	$141,714
Acquisition and transaction related	(23,639)
Depreciation and amortization	(70,145)
Other operating expenses	(54,264)
Other non-operating expenses	(14,910)
Net loss (in accordance with GAAP) (1)	$(21,244)

Cash flows provided by operations	$31,962

FFO	$52,518
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of December 31, 2015, we were in compliance with the financial covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of December 31, 2015, our secured debt leverage ratio (total secured debt divided by the base purchase price of acquired real estate investments) and leverage ratio (total debt divided by total assets) approximated 11.3% and 34.0%, respectively.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of December 31, 2015:

		Years Ended December 31,
(In thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Principal on mortgage notes payable	$128,945	$1,112	$65,224	$2,628	$59,981
Interest on mortgage notes payable	27,196	6,133	10,973	6,721	3,369
Credit Facility	304,000	—	304,000	—	—
Interest on Credit Facility	16,055	5,507	10,548	—	—
Ground lease rental payments due	11,999	504	1,038	1,081	9,376
	$488,195	$13,256	$391,783	$10,430	$72,726

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. Commencing with such taxable year, we have been organized and have operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, we must, among other things, distribute annually at least 90% of our REIT taxable income to our stockholders (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties, as well as federal income and excise taxes on our undistributed income. Further, we have taxable REIT subsidiaries, which are set up to conduct activities that cannot otherwise be conducted by a REIT, and are subject to corporate income tax.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our suspended IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to the Parent of our Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by the Parent of our Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the Parent of our Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. The Parent of our Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our Credit Facility, bears interest at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2015, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $133.7 million and a fair value of $134.7 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $4.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $4.2 million.
As of December 31, 2015, our variable-rate debt consisted of our Credit Facility, which had a carrying and fair value of $304.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on our variable-rate Credit Facility would increase or decrease our interest expense by $3.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2015 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, an independent registered public accounting firm was engaged to audit the consolidated financial statements as of December 31, 2015 and 2014 included in this Annual Report on Form 10-K, and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was not engaged or required to audit the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 and accordingly you will not find a report from KPMG LLP regarding the effectiveness of internal controls over financial reporting in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
We completed the execution of our remediation plan with respect to our material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014 during the quarter ended June 30, 2015. No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, Attention: Chief Financial Officer. Our code of ethics is also publicly available on our website at www.retailcentersofamerica.com/uploads/ARCRCACodeofEthics.pdf. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our Proxy Statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-34 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (3)	Articles of Amendment and Restatement of the Company
3.2 (2)	Bylaws of the Company
4.1 (8)
Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of October 24, 2014, among the Company and American Realty Capital Retail Advisor, LLC, Lincoln Retail REIT Services, LLC and other Limited Partners

4.2 (12)
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of April 15, 2015, among the Company and American Realty Capital Retail Advisor, LLC, Lincoln Retail REIT Services, LLC and other Limited Partners

4.3 (13)
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of American Realty Capital Retail Operating Partnership, L.P., dated as of June 30, 2015, among the Company and American Realty Capital Retail Advisor, LLC, Lincoln Retail REIT Services, LLC and other Limited Partners

10.1 (1)	Property Management Agreement, dated March 17, 2011, between the Company and American Realty Capital Retail Advisor, LLC
10.2 (1)	Leasing Agreement, dated March 17, 2011, between the Company and American Realty Capital Retail Advisor, LLC
10.3 (4)	Company's Restricted Share Plan
10.4 (4)	Company's Stock Option Plan
10.5*	Form of Restricted Stock Award Agreement
10.6 (5)	Purchase and Sale Agreement, dated as of June 28, 2013, among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.7 (5)	Amendment to Purchase and Sale Agreement, dated as of July 29, 2013, among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.8 (5)	Second Amendment to Purchase and Sale Agreement, dated as of August 1, 2013, among Cousins Tiffany Springs Marketcenter LLC, CP-Tiffany Springs Investments LLC, and American Realty Capital IV, LLC
10.9 (6)	Term Loan Agreement, dated as of September 26, 2013, between ARC TSKCYMO001, LLC and Bank of America, N.A.
10.10 (16)	Third Amended and Restated Advisory Agreement, dated as of June 30, 2015, among the Company, American Realty Capital Operating Partnership, L.P. and American Realty Capital Advisor, LLC
10.11 (9)	Agreement of Purchase and Sale dated as of January 28, 2014, among Streets of West Chester-Phase II, LLC, RREEF America REIT II Corp. CCC and American Realty Capital IV, LLC
10.12 (9)	Agreement of Purchase and Sale dated as of April 2, 2014, between Prairie Towne LLC and American Realty Capital IV, LLC
10.13 (9)	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated as of April 4, 2014, between FP Southway, LLC and American Realty Capital IV, LLC
10.14 (15)
Amended and Restated Credit Agreement dated as of December 2, 2014, among American Realty Capital Retail Operating Partnership, L.P., the guarantors party thereto, the lenders party thereto, Regions Bank and BMO Harris Bank N.A.

10.15 (14)	First Amendment to the Amended and Restated Credit Agreement, dated as of September 8, 2015, among American Realty Capital Retail Operating Partnership, L.P. and BMO Harris Bank N.A.

Exhibit No.	Description
10.16 (10)	Contract of Sale dated as of June 11, 2014, between DRA-RCG North Charleston SPE LLC and American Realty Capital IV, LLC
10.17 (10)	Purchase and Sale Agreement dated as of July 14, 2014, between American Realty Capital IV, LLC and Northlake Commons, L.L.C.
10.18 (8)	Agreement of Sale, dated July 17, 2014, between Centennial Plaza 555, LLC and American Realty Capital IV, LLC
10.19 (8)	Contract of Sale, dated August 13, 2014, between Pineville Centrum Limited Partnership and American Realty Capital IV, LLC
10.20 (8)	Purchase and Sale Agreement, dated August 19, 2014, between Southroads, L.L.C. and American Realty Capital IV, LLC
10.21 (8)	Loan Agreement, dated as of March 6, 2014, between Sebring Landing, LLC and Goldman Sachs Mortgage Company
10.22 (8)
Assumption and Release Agreement, dated as of September 5, 2014, among Sebring Landing, LLC, Debartolo Real Estate Investments, LLC, ARC SSSEBFL001, the Company and American Realty Capital Retail Operating Partnership, L.P.

10.23 (8)	Guaranty, dated September 5, 2014, between the Company and American Realty Capital Operating Partnership, L.P. for the benefit of Wells Fargo Bank, National Association
10.24 (15)	Agreement for Purchase and Sale, dated as of November 3, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.25 (15)	First Amendment to Agreement for Purchase and Sale, dated as of December 3, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.26 (15)	Second Amendment to Agreement for Purchase and Sale, dated as of December 5, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.27 (15)	Third Amendment to Agreement for Purchase and Sale, dated as of December 10, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.28 (15)	Fourth Amendment to Agreement for Purchase and Sale, dated as of December 16, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.29 (15)	Fifth Amendment to Agreement for Purchase and Sale, dated as of December 18, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.30 (15)	Sixth Amendment to Agreement for Purchase and Sale, dated as of December 19, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.31 (15)	Seventh Amendment to Agreement for Purchase and Sale, dated as of December 22, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.32 (15)	Eighth Amendment to Agreement for Purchase and Sale, dated as of December 23, 2014, between AD West End, LLC and American Realty Capital IV, LLC
10.33 (15)	Indemnification Agreement, dated as of December 31, 2014, between the Company and certain current and former directors, officers and service providers of the Company
10.34 *	Indemnification Agreement, dated as of December 7, 2015, between the Company and Leslie D. Michelson and Katie P. Kurtz
14.1 (7)	Code of Ethics
16.1 (11)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries
23.1 *	Consent of KPMG LLP
23.2 *	Consent of Grant Thornton LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement filed with the SEC on August 12, 2011.

(2)	Filed as an exhibit to the Company's Registration Statement on Form S-11/A filed with the SEC on February 7, 2011.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012.

(4)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement filed with the SEC on March 15, 2011.

(5)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 13, 2013.

(7)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 12, 2013.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 14, 2014.

(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 8, 2014.

(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 12, 2014.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2015.

(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 15, 2015.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 13, 2015.

(14)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 16, 2015.

(15)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

(16)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2016.

AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
By:	/s/ EDWARD M. WEIL, JR.
EDWARD M. WEIL, JR.
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward M. Weil, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2016
Edward M. Weil, Jr.

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
Katie P. Kurtz

/s/ Leslie D. Michelson	Lead Independent Director	March 11, 2016
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	March 11, 2016
Edward G. Rendell

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital - Retail Centers of America, Inc.:
We have audited the accompanying consolidated balance sheets of American Realty Capital - Retail Centers of America, Inc. (a Maryland Corporation) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital - Retail Centers of America, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital - Retail Centers of America, Inc.
We have audited the consolidated balance sheet of American Realty Capital - Retail Centers of America, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 (not presented herein) and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Realty Capital - Retail Centers of America, Inc. and subsidiaries for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 10, 2014

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Real estate investments, at cost:
Land	$274,993	$158,787
Buildings, fixtures and improvements	815,568	478,854
Acquired intangible lease assets	192,454	127,144
Total real estate investments, at cost	1,283,015	764,785
Less: accumulated depreciation and amortization	(68,221)	(19,115)
Total real estate investments, net	1,214,794	745,670
Cash and cash equivalents	40,033	170,963
Restricted cash	4,828	3,469
Prepaid expenses and other assets	17,629	7,591
Deferred costs, net	9,063	8,117
Land held for sale	500	—
Total assets	$1,286,847	$935,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable	$128,945	$86,931
Mortgage premiums, net	4,764	292
Credit facility	304,000	—
Below-market lease liabilities, net	78,103	48,113
Derivatives, at fair value	415	332
Accounts payable and accrued expenses (including $828 and $2,178 due to related parties as of December 31, 2015 and 2014, respectively)	18,216	10,329
Deferred rent and other liabilities	3,958	1,575
Distributions payable	5,296	5,138
Total liabilities	543,697	152,710
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 96,866,152 and 94,448,748 shares issued and outstanding at December 31, 2015 and 2014, respectively	969	944
Additional paid-in capital	859,421	836,387
Accumulated other comprehensive loss	(410)	(327)
Accumulated deficit	(116,830)	(53,904)
Total stockholders' equity	743,150	783,100
Total liabilities and stockholders' equity	$1,286,847	$935,810

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$80,975	$21,450	$5,406
Operating expense reimbursements	24,203	6,659	1,755
Total revenues	105,178	28,109	7,161
Operating expenses:
Asset management fees to related party	5,487	—	—
Property operating	34,732	8,844	2,337
Impairment charges	4,434	186	—
Fair value adjustments to contingent purchase price consideration	(13,695)	(672)	—
Acquisition and transaction related	9,783	11,891	978
General and administrative	8,743	2,558	457
Depreciation and amortization	49,755	14,080	5,202
Total operating expenses	99,239	36,887	8,974
Operating income (loss)	5,939	(8,778)	(1,813)
Other (expense) income:
Interest expense	(8,374)	(3,907)	(2,761)
Extinguishment of debt	—	—	(130)
Gain (loss) on disposition of land	1,021	(19)	—
Other income	21	72	—
Total other expense, net	(7,332)	(3,854)	(2,891)
Net loss	$(1,393)	$(12,632)	$(4,704)

Other comprehensive loss:
Change in unrealized loss on derivative	(83)	(229)	(98)
Comprehensive loss	$(1,476)	$(12,861)	$(4,802)

Basic and diluted weighted-average shares outstanding	96,113,056	49,231,737	3,216,903
Basic and diluted net loss per share	$(0.01)	$(0.26)	$(1.46)

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2012	834,118	$8	$1,372	$—	$(2,702)	$(1,322)
Issuances of common stock	6,349,720	63	62,708	—	—	62,771
Common stock offering costs, commissions and dealer manager fees	—	—	(8,309)	—	—	(8,309)
Common stock issued through distribution reinvestment plan	69,669	1	662	—	—	663
Common stock repurchases	(8,674)	—	(87)	—	—	(87)
Share-based compensation	9,000	—	38	—	—	38
Distributions declared	—	—	—	—	(2,071)	(2,071)
Net loss	—	—	—	—	(4,704)	(4,704)
Other comprehensive loss	—	—	—	(98)	—	(98)
Balance, December 31, 2013	7,253,833	72	56,384	(98)	(9,477)	46,881
Issuances of common stock	85,692,602	857	852,213	—	—	853,070
Common stock offering costs, commissions and dealer manager fees	—	—	(86,477)	—	—	(86,477)
Common stock issued through distribution reinvestment plan	1,560,476	16	14,808	—	—	14,824
Common stock repurchases	(64,818)	(1)	(634)	—	—	(635)
Share-based compensation, net of forfeitures	6,655	—	93	—	—	93
Distributions declared	—	—	—	—	(31,795)	(31,795)
Net loss	—	—	—	—	(12,632)	(12,632)
Other comprehensive loss	—	—	—	(229)	—	(229)
Balance, December 31, 2014	94,448,748	944	836,387	(327)	(53,904)	783,100
Change in offering costs	—	—	4	—	—	4
Common stock issued through distribution reinvestment plan	3,698,474	37	35,103	—	—	35,140
Common stock repurchases	(1,281,670)	(12)	(12,116)	—	—	(12,128)
Share-based compensation, net of forfeitures	600	—	43	—	—	43
Distributions declared	—	—	—	—	(61,533)	(61,533)
Net loss	—	—	—	—	(1,393)	(1,393)
Other comprehensive loss	—	—	—	(83)	—	(83)
Balance, December 31, 2015	96,866,152	$969	$859,421	$(410)	$(116,830)	$743,150

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(1,393)	$(12,632)	$(4,704)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,154	6,857	3,116
Amortization of in-place lease assets	29,467	7,177	2,079
Amortization (including accelerated write-off) of deferred costs	2,074	758	472
Amortization of mortgage premiums	(367)	(12)	—
(Accretion) amortization of market lease and other intangibles, net	(3,237)	172	428
Bad debt expense	1,241	—	—
Fair value adjustments to contingent purchase price consideration	(13,695)	(672)	—
Impairment charges	4,434	186	—
(Gain) loss on disposition of land	(1,021)	19	—
Share-based compensation	43	93	38
Ineffective portion of derivative	—	5	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(15,071)	(4,244)	(1,527)
Accounts payable and accrued expenses	5,185	5,144	(922)
Deferred rent and other liabilities	2,383	1,193	234
Restricted cash	(339)	(309)	(453)
Net cash provided by (used in) operating activities	29,858	3,735	(1,239)
Cash flows from investing activities:
Investments in real estate and other assets	(437,642)	(584,018)	(12,575)
Deposits for real estate acquisitions	—	(1,344)	—
Proceeds from disposition of land	2,503	543	—
Proceeds from contingent purchase price consideration	15,116	—	—
Restricted cash	(1,020)	(2,142)	(238)
Capital expenditures	(7,495)	(1,549)	(165)
Net cash used in investing activities	(428,538)	(588,510)	(12,978)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—	11,000
Payments of mortgage notes payable	(598)	(384)	(29,517)
Proceeds from credit facility	304,000	—	—
Payments of notes payable	—	—	(7,235)
Payments of deferred financing costs	(812)	(7,061)	(949)
Proceeds from issuances of common stock	—	853,535	62,311
Common stock repurchases	(7,429)	(308)	(87)
Payments of offering costs and fees related to stock issuances, net	(1,176)	(90,112)	(7,209)
Distributions paid	(26,235)	(12,208)	(1,080)
Payments to related party, net	—	(1,019)	—
Net cash provided by financing activities	267,750	742,443	27,234
Net change in cash and cash equivalents	(130,930)	157,668	13,017
Cash and cash equivalents, beginning of period	170,963	13,295	278
Cash and cash equivalents, end of period	$40,033	$170,963	$13,295

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosures:
Cash paid for interest	$6,538	$3,088	$2,311
Cash paid for income taxes	$368	$411	$12
Change in offering costs in accounts payable and accrued expenses	$(1,180)	$1,180	$4,815
Receivables for issuances of common stock	$—	$—	$465
Change in accrued common stock repurchases	$4,699	$327	$—
Change in capital improvements in accounts payable and accrued expenses	$(981)	$1,284	$—

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$42,612	$24,232	$40,875
Premium assumed on mortgage note payable	$4,839	$304	$—
Common stock issued through distribution reinvestment plan	$35,140	$14,824	$663

The accompanying notes are an integral part of these audited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company") has acquired and owns anchored, stabilized core retail properties for investment purposes, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. The Company purchased its first property and commenced active operations in June 2012. As of December 31, 2015, the Company owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 95.1% leased on a weighted-average basis.
The Company, incorporated on July 29, 2010, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2012. Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership.
On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The IPO closed on September 12, 2014. On September 22, 2014, the Company registered an additional 25.0 million shares of common stock to be used under the distribution reinvestment plan (the "DRIP") pursuant to a registration statement on Form S-3D (File No. 333-198864).
As of December 31, 2015, the Company had 96.9 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds from the IPO and the DRIP of $961.7 million.
The Company intends to publish an estimate of net asset value per share of the Company's common stock ("Estimated Per-Share NAV") as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015 (the "NAV Pricing Date"), and subsequent valuations will occur periodically at the discretion of the Company's board of directors, provided that such calculations will be made at least once annually. In determining Estimated Per-Share NAV, the Company expects to obtain estimated values for all of its properties. Until the NAV Pricing Date, the Company has offered shares pursuant to the DRIP at $9.50 per share and has repurchased shares pursuant to its original share repurchase program (the "Original SRP"). Beginning with the NAV Pricing Date, the Company will offer shares pursuant to the DRIP and repurchase shares pursuant to its amended and restated share repurchase program (the "Amended and Restated SRP") at a price based on Estimated Per-Share NAV.
The Company has no direct employees. The Company has retained American Realty Capital Retail Advisor, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln provides, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor has paid and will continue to pay Lincoln a substantial portion of the fees and/or other expense reimbursements payable to the Advisor for the performance of real estate-related services. The Advisor is under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Parent of the Sponsor" or "AR Global"), the parent of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), as a result of which it is a related party of the Company.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Parent of the Sponsor.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate and fair value measurements, as applicable.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Acquired intangible assets and lease liabilities consist of the following as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$168,293	$34,298	$133,995	$112,997	$7,949	$105,048
Above-market leases	22,583	4,547	18,036	12,569	1,751	10,818
Below-market ground lease	1,578	39	1,539	1,578	—	1,578
Total acquired intangible lease assets	$192,454	$38,884	$153,570	$127,144	$9,700	$117,444
Intangible liabilities:
Below-market lease liabilities	$84,837	$6,734	$78,103	$49,315	$1,202	$48,113
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. As of December 31, 2015, the Company had $0.5 million of land held for sale. There were no assets held for sale as of December 31, 2014.
Depreciation and Amortization
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
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(in thousands)	2016	2017	2018	2019	2020
In-place leases	$32,453	$27,608	$20,567	$14,044	$9,523
Total to be added to depreciation and amortization	$32,453	$27,608	$20,567	$14,044	$9,523

Above-market lease assets	$(3,631)	$(3,437)	$(2,571)	$(1,742)	$(1,134)
Below-market lease liabilities	6,728	6,349	5,753	5,215	4,718
Total to be added to (deducted from) rental income	$3,097	$2,912	$3,182	$3,473	$3,584

Below-market ground lease asset	$39	$39	$39	$39	$39
Total to be added to property operating expense	$39	$39	$39	$39	$39

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

For the years ended December 31, 2015, 2014 and 2013, amortization of in-place leases of $29.5 million, $7.2 million and $2.1 million, respectively, is included in depreciation and amortization on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015, 2014 and 2013, net (amortization) and accretion of above- and below-market lease intangibles of $3.3 million, $(0.2) million and $(0.4) million, respectively, is included in rental income on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2015, amortization of the below-market ground lease asset of approximately $39,000 was recognized in property operating expense. No amortization of the below-market ground lease asset was recognized in property operating expense for the years ended December 31, 2014 or 2013.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less and funds in overnight repurchase agreements, in which excess funds over an established threshold are swept daily. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company ("FDIC") up to an insurance limit. As of December 31, 2015, the Company had deposits of $40.0 million of which $39.0 million were in excess of the amount insured by the FDIC. As of December 31, 2014, the Company had deposits of $171.0 million of which $170.2 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result thereof.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations, real estate taxes and insurance, as well as maintenance, structural, and debt service reserves.
Deferred Costs, Net
Deferred costs, net, consists of deferred financing costs net of accumulated amortization and deferred leasing costs net of accumulated amortization.
Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and payments made to execute new leases, are deferred and amortized over the term of the lease.
As of December 31, 2015, the Company had $9.1 million of deferred costs, net, consisting of $6.4 million of deferred financing costs, net and $2.7 million of deferred leasing costs, net. As of December 31, 2014, the Company had $8.1 million of deferred costs, net, consisting of $7.5 million of deferred financing costs, net and $0.6 million of deferred leasing costs, net.
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
December 31, 2015

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
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, acquisition date is considered to be the commencement date for purposes of this calculation.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Offering and Related Costs
Offering and related costs included all expenses incurred in connection with the Company's IPO. Offering costs (other than selling commissions and the dealer manager fee) included costs that were paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. These costs included but were not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs that were paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceeded 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 11.5% of the gross proceeds determined at the end of the IPO. As of the end of the IPO, offering costs were less than 11.5% (See Note 10 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
The Company qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2012. Commencing with such taxable year, the Company has been organized and has operated in a manner so that it qualifies for taxation as a REIT under the Code. The Company intends to continue to operate in such a manner, but no assurance can be given that the Company will operate in a manner so as to remain qualified as a REIT. In order to continue to qualify for taxation as a REIT, the Company must, among other things, distribute annually at least 90% of its REIT taxable income to the Company's stockholders (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income. Further, the Company has taxable REIT subsidiaries, which are set up to conduct activities that cannot otherwise be conducted by a REIT, and are subject to corporate income tax.
The amount of distributions payable to the Company's stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to maintain the Company's status as a REIT under the Code.
The following table details from a U.S. federal income tax perspective, the portion of distributions classified as return of capital and ordinary dividend income, per share per annum, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
Return of capital	64.1%	$0.41	88.7%	$0.57	4.6%	$0.03
Ordinary dividend income	35.9%	0.23	11.3%	0.07	95.4%	0.61
Total	100.0%	$0.64	100.0%	$0.64	100.0%	$0.64
Per Share Data
Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share considers the effect of potentially dilutive instruments outstanding during such period.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Reclassifications
The Company changed its prior presentation of cash flows associated with restricted cash accounts from financing activities to operating activities or investing activities in the consolidated statements of cash flows based on the restrictions that permit the cash to be used to pay specific operating expenses such as real estate taxes and insurance or for capital expenditures and improvements. The restrictions arise from certain borrowing agreements and had previously been presented as cash flows from financing activities.
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company elected to adopt this guidance effective January 1, 2016.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. In the Company's future quarterly and annual filings, beginning with the Company's next quarterly report on Form 10-Q, the adoption of this revised guidance will result in the reclassification of $1.7 million of deferred issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheet as of December 31, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, to be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company has elected to adopt the new guidance for the fiscal year ended December 31, 2015. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update. The Company is currently evaluating the impact of the new guidance.
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance.
Note 3 — Real Estate Investments
The Company owned 35 properties, which were acquired for investment purposes, as of December 31, 2015. The rentable square feet or annualized rental income on a straight-line basis of the three properties summarized below represented 5.0% or more of the Company's total portfolio's rentable square feet or annualized rental income on a straight-line basis as of December 31, 2015.
Southroads Shopping Center
On October 29, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Southroads Shopping Center, a power center located in Tulsa, Oklahoma ("Southroads Shopping Center"). The seller had no preexisting relationship with the Company. The contract purchase price of Southroads Shopping Center was $57.8 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of Southroads Shopping Center as a business combination and incurred acquisition related costs of $1.0 million at acquisition, which are reflected in acquisition and transaction related expenses of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.
The Shops at West End
On December 23, 2014, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in The Shops at West End, a lifestyle center located in St. Louis Park, Minnesota ("The Shops at West End"). The seller had no preexisting relationship with the Company. The contract purchase price of The Shops at West End was $117.1 million, exclusive of closing costs, and was funded with proceeds from the Company's IPO. The Company accounted for the purchase of The Shops at West End as a business combination and incurred acquisition related costs of $1.9 million at acquisition, which are reflected in acquisition and transaction related expenses of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

During the quarter ended June 30, 2015, the Company settled its contingent consideration arrangement associated with The Shops at West End and recognized a fair value adjustment to contingent purchase price of $13.8 million, which is reflected on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. Simultaneously, during the quarter ended June 30, 2015, the Company impaired the contingent-related items that were ascribed value at acquisition and recognized impairment charges of $4.4 million, which is reflected on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. During the year ended December 31, 2015, the Company received proceeds as a return of contingent consideration associated with The Shops at West End of $13.8 million.
Patton Creek
On August 28, 2015, the Company, through an indirect wholly-owned subsidiary of the OP, closed its acquisition of the fee simple interest in Patton Creek, a power center located in Hoover, Alabama ("Patton Creek"). The seller had no preexisting relationship with the Company. The contract purchase price of Patton Creek was $83.5 million, exclusive of closing costs. The acquisition of Patton Creek was funded with proceeds from the Company's IPO and assumption of an existing mortgage secured by Patton Creek. The Company accounted for the purchase of Patton Creek as a business combination and incurred acquisition related costs of $1.5 million at acquisition, which are reflected in acquisition and transaction related expenses of the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Dollar amounts in thousands)	2015		2014	2013
Real estate investments, at cost:
Land	$118,188		$134,146	$15,757
Buildings, fixtures and improvements	330,129		411,322	28,834
Total tangible assets	448,317		545,468	44,591
Acquired intangibles:
In-place leases	63,217	(1)	102,911	5,305
Above-market lease assets	10,098	(1)	7,609	3,101
Below-market lease liabilities	(36,539)	(1)	(48,340)	(111)
Below-market ground lease asset	—		1,578	—
Total intangible real estate investments, net	36,776		63,758	8,295
Land held for sale	—		—	564
Total assets acquired, net	485,093		609,226	53,450
Mortgage notes payable assumed or used to acquire real estate investments	(42,612)		(24,232)	(40,875)
Premiums on mortgage notes payable assumed	(4,839)		(304)	—
Contingent purchase price obligation	—		(672)	—
Cash paid for acquired real estate investments	$437,642		$584,018	$12,575
Number of properties purchased	15	(2)	17	1
_____________________

(1)
Weighted-average remaining amortization periods for in-place leases, above-market lease assets and below-market lease liabilities acquired during the year ended December 31, 2015 were 6.7, 13.0 and 18.5 years, respectively, as of each property's respective acquisition date.

(2)
On December 12, 2015, the Company purchased additional shop space at Parkside Shopping Center, which was acquired during the year ended December 31, 2014. The acquisition is included in the dollar amounts above, but it is not included as an additional property purchased during the year ended December 31, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2015 had been consummated on January 1, 2014 and as if the acquisitions during the year ended December 31, 2014 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net income was adjusted to reclassify acquisition related expense of $9.8 million from the year ended December 31, 2015 to the year ended December 31, 2014 and to reclassify acquisition related expense of $11.9 million from the year ended December 31, 2014 to the year ended December 31, 2013 (not presented in table below):

	Year Ended December 31,
(In thousands)	2015 (1)	2014
Pro forma revenues	$132,005	$127,651
Pro forma net income	$5,405	$10,358
Basic and diluted pro forma net income per share	$0.06	$0.21
_____________________

(1)
For the year ended December 31, 2015, aggregate revenues and net loss derived from the Company's 2015 acquisitions (for the Company's period of ownership) were $20.7 million and $3.7 million, respectively.

The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
2016	$94,274
2017	89,042
2018	75,672
2019	59,137
2020	47,601
Thereafter	184,792
$550,518
No tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2015 and 2014.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2015 and 2014:

	December 31,
State	2015	2014
Texas	12.4%	14.1%
North Carolina	11.6%	*
Minnesota	*	17.0%
Florida	*	13.4%
Oklahoma	*	11.2%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of December 31, 2015 and 2014.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4 — Credit Facility
The Company has entered into a credit facility, that provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions, as amended (the "Credit Facility"). Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $575.0 million. Borrowings under the Credit Facility, along with cash on hand from the Company’s IPO, have been used to finance acquisitions and for general corporate purposes. As of December 31, 2015, the Company's unused borrowing capacity was $21.0 million, based on the asset pool availability governed by the Credit Facility. As of December 31, 2015, the Company had $304.0 million outstanding under the Credit Facility. As of December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.
Borrowings under the Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Credit Agreement as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR for the applicable interest period plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company's consolidated leverage ratio. As of December 31, 2015, the weighted average interest rate on the Credit Facility was 1.77%. The Credit Facility requires the Company to pay an unused fee per annum of 0.25% and 0.15%, if the unused balance exceeds, or is equal to or less than, 50.0% of the available facility, respectively.
The Credit Facility provides for quarterly interest payments for each base rate loan and periodic interest payments for each LIBOR loan, based upon the applicable interest period (though no longer than three months) with respect to such LIBOR loan, with all principal outstanding being due on the maturity date. The Credit Facility will mature on December 2, 2018, provided that the OP, subject to certain conditions, may elect to extend the maturity date one year to December 2, 2019. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company, certain of its wholly-owned subsidiaries and certain wholly-owned subsidiaries of the OP guarantee the obligations under the Credit Facility.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2015, the Company was in compliance with the financial covenants under the Credit Facility.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2015 and 2014 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
		December 31,		December 31,
Portfolio	Encumbered Properties	2015	2014	2015		2014		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		3.92%		Fixed	(1)	Oct. 2018
Shops at Shelby Crossing	1	23,781	24,144	4.97%		4.97%		Fixed		Mar. 2024
Patton Creek	1	42,377	—	5.76%		—%		Fixed		Dec. 2020
Total	5	$128,945	$86,931	4.76%	(2)	4.28%	(2)
_________________________________

(1)	Fixed as a result of entering into a swap agreement.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table summarizes the scheduled aggregate principal payments for the Company's aggregate long-term debt obligations for the five years subsequent to December 31, 2015:

(In thousands)	Future Principal Payments on Mortgage Notes Payable	Future Principal Payments on Credit Facility	Total Future Principal Payments on Long-Term Debt Obligations
2016	$1,112	$—	$1,112
2017	1,185	—	1,185
2018	64,039	304,000	368,039
2019	1,322	—	1,322
2020	1,306	—	1,306
Thereafter	59,981	—	59,981
	$128,945	$304,000	$432,945
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2015, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2015
Interest rate swap	$—	$(415)	$—	$(415)
December 31, 2014
Interest rate swap	$—	$(332)	$—	$(332)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2015 or 2014. There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2015 or 2014.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable and premium, net	3	$133,709	$134,707	$87,223	$89,347
Credit Facility	3	$304,000	$304,000	$—	$—
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of December 31, 2015 and 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	December 31,
	2015		2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of December 31, 2015 and 2014:

		December 31,
(In thousands)	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(415)	$(332)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Amount of (loss) gain recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(576)	$(734)	$(225)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(493)	$(505)	$(127)
Amount of (loss) gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$—	$(5)	$—
_________________________________
* The Company reclassified approximately $5,000 of other comprehensive loss, net to interest expense during the year ended December 31, 2014, which represented the ineffective portion of the change in fair value of the derivative. There was no net gain or loss recognized for the year ended December 31, 2015 as a result of reclassifications of other comprehensive income and other comprehensive loss, net. There were no such reclassifications during the year ended December 31, 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2015 and 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
December 31, 2015	$(415)	$—	$(415)	$—	$—	$(415)
December 31, 2014	$(332)	$—	$(332)	$—	$—	$(332)
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of December 31, 2015 and 2014, the Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.5 million. As of December 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.5 million at December 31, 2015.
Note 8 — Common Stock
As of December 31, 2015 and 2014, the Company had 96.9 million and 94.4 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP.
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
Share Repurchase Program
The Company's board of directors adopted the share repurchase program as initially approved (the "Original SRP"), which enabled stockholders to sell their shares to the Company in limited circumstances. The Original SRP permitted investors to sell their shares back to the Company after they had held them for at least one year, subject to the significant conditions and limitations described below. The Original SRP was effective for the entirety of the years ended December 31, 2015, 2014 and 2013. Under the Original SRP, shares were repurchased on a quarterly basis.
In January 2016, the Company's board of directors unanimously approved the Amended and Restated SRP, effective February 28, 2016, which supersedes and replaces the Original SRP. The Amended and Restated SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below. The Company may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Prior to the NAV Pricing Date, the purchase price per share for requests other than for death or disability under both the Original SRP and the Amended and Restated SRP depends on the length of time investors have held such shares as follows (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations):

•	after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share;

•	after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share;

•	after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and

•	after four years from the purchase date — the lower of $10.00 or 100.0% of the amount they actually paid for each share.
In the case of requests for death or disability prior to the NAV Pricing Date, the repurchase price per share is equal to the price paid to acquire the shares from the Company.
Under the Amended and Restated SRP, the repurchase price per share on and following the NAV Pricing Date for requests other than for death or disability will be as follows:

•	after one year from the purchase date — 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability on and following the NAV Pricing Date, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
The Company intends to publish an Estimated Per-Share NAV as of December 31, 2015 shortly following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015. In determining Estimated Per-Share NAV, the Company expects to obtain estimated values for all of its properties.
The Company was only authorized to repurchase shares pursuant to the Original SRP up to the value of the shares issued under the DRIP and limited the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. Purchases under the Original SRP by the Company were limited in any calendar year to 5.0% of the number of shares of common stock outstanding on December 31 of the previous calendar year.
Under the Amended and Restated SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the Amended and Restated SRP for any given semiannual period will be limited to proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP.
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP and the Amended and Restated SRP. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the share repurchases cumulatively through December 31, 2015:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2012	—	$—
Year Ended December 31, 2013	8,674	9.98
Cumulative repurchases as of December 31, 2013	8,674	9.98
Year Ended December 31, 2014	64,818	9.80
Cumulative repurchases as of December 31, 2014	73,492	9.82
Year Ended December 31, 2015	1,281,670	9.46
Cumulative repurchases as of December 31, 2015 (1)	1,355,162	$9.48
_____________________

(1)
Includes 533,186 shares of accrued repurchase requests with a weighted-average repurchase price per share of $9.43, which were approved for repurchase as of December 31, 2015 and were completed during the first quarter of 2016. This $5.0 million liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheet as of December 31, 2015. There were no other shares requested to be repurchased as of December 31, 2015.

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the year ended December 31, 2015, the Company issued 3.7 million shares of common stock with a value of $35.1 million and a par value per share of $0.01 pursuant to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into ground lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
2016	$504
2017	514
2018	524
2019	535
2020	546
Thereafter	9,376
$11,999
Total rental expense was $0.7 million and approximately $20,000 during the years ended December 31, 2015 and 2014, respectively. There was no rental expense during the year ended December 31, 2013.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of December 31, 2015 and 2014. The Company is the sole general partner and holds substantially all the units of limited partner interest in the OP ("OP Units"). The Advisor, a limited partner in the OP, holds 202 OP Units, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets. As of December 31, 2015 and 2014, the Advisor owned 202 OP Units.
Fees Paid in Connection with the IPO
During the IPO, the Former Dealer Manager was paid fees and compensation in connection with the sale of the Company's common stock. The Former Dealer Manager was paid a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Former Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Former Dealer Manager was entitled to reallow its dealer manager fee to participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred by the Company during the years ended December 31, 2015, 2014 and 2013 and payable to the Former Dealer Manager as of December 31, 2015 and 2014:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2015	2014	2013	2015	2014
Total commissions and fees to the Former Dealer Manager	$—	$81,728	$5,711	$—	$—
The Advisor and its affiliates were paid compensation and received expense reimbursements for services relating to the IPO. The Company utilized transfer agent services provided by an affiliate of the Former Dealer Manager. All offering costs relating to the IPO incurred by the Company or entities affiliated with the Advisor or the Former Dealer Manager on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the years ended December 31, 2015, 2014 and 2013 and payable to the Advisor and its affiliates and Former Dealer Manager and its affiliates as of December 31, 2015 and 2014:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2015	2014	2013	2015	2014
Fees and expense reimbursements to the Advisor and its affiliates and Former Dealer Manager and its affiliates	$—	$2,854	$1,361	$—	$1,152
The Company was responsible for paying offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the IPO would have been the Advisor's responsibility. As of the close of the IPO, cumulative offering and related costs, excluding commissions and dealer manager fees, did not exceed the 1.5% threshold.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of December 31, 2015, the Company could not determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it received in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of December 31, 2015, the Company's board of directors has approved the issuance of and the OP has issued 479,802 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
Effective April 1, 2015:

i.
for any period commencing on or after April 1, 2015, the Company pays the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an Asset Management Fee (as defined in the advisory agreement) equal to 0.0625% per month of the Cost of Assets (as defined in the advisory agreement) (or, once the Company begins disclosing net asset value ("NAV") in periodic or current reports filed with the SEC, 0.0625% of the lower of the Cost of Assets and the fair market value of the Company's assets as reported in the applicable periodic or current report filed with the SEC disclosing NAV);

ii.	such Asset Management Fee is payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor; and

iii.	the Company shall not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties. The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and, prior to January 28, 2014, would pay the Advisor an oversight fee of up to 1.0% of the gross revenues of the property managed. In no event would the Company pay the Advisor or any of its affiliates both a property management fee and an oversight fee with respect to any particular property. Effective January 28, 2014, the Advisor eliminated the oversight fee.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable. No such amounts were incurred during the years ended December 31, 2015, 2014 or 2013.
Effective March 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the estimated remaining term of the IPO and, as such, were fully amortized as of December 31, 2014. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss during the periods the services were provided. The Former Dealer Manager and its affiliates also provided transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss during the periods the services were provided.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with other services during the operational stage; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. During the year ended December 31, 2015, the Company incurred $1.0 million of reimbursements from the Advisor for providing administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss. No reimbursements were made to the Advisor for providing administrative services during the years ended December 31, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs of the Company were absorbed by the Advisor during the year ended December 31, 2015. The Advisor absorbed $0.3 million and $0.7 million of general and administrative costs of the Company during the years ended December 31, 2014 and 2013, respectively. No property operating costs were absorbed by the Advisor during the years ended December 31, 2015 and 2014. The advisor absorbed approximately $41,000 of property operating costs during the year ended December 31, 2013. General and administrative expenses and property operating expenses are presented net of costs absorbed by the Advisor on the accompanying consolidated statements of operations and comprehensive loss.
The predecessor to the Parent of the Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the Parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015, and no services have since been provided by RCS Advisory.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company is also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. The Parent of the Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
The following table details amounts incurred and forgiven during the years ended December 31, 2015, 2014 and 2013 and amounts contradctually due as of December 31, 2015 and 2014 in connection with the operations related services described above. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor's exclusive service agreement with Lincoln:

	Year Ended December 31,						Payable as of December 31,
	2015		2014		2013		2015	2014
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$7,245	$—	$9,214	$—	$802	$—	$—	$—
Financing coordination fees (1)	426	—	3,492	—	409	—	—	—
Ongoing fees:
Asset management fees	5,487	—	—	—	—	18	—	—
Property management and leasing fees	5,445	—	1,362	—	455	72	452	249
Professional fees and other reimbursements	4,399	—	1,288	—	276	—	376	777
Strategic advisory fees	—	—	425	—	495	—	—	—
Distributions on Class B Units	243	—	41	—	—	—	—	—
Total related party operation fees and reimbursements	$23,245	$—	$15,822	$—	$2,437	$90	$828	$1,026
_________________________________

(1)
These fees are initially capitalized to deferred costs, net on the consolidated balance sheets and subsequently amortized over the life of the respective instrument to interest expense on the consolidated statements of operations and comprehensive loss.

Fees and Participations Paid in Connection with Liquidation or Listing
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. The Company incurred approximately $6,000 of brokerage commissions from the Advisor during the year ended December 31, 2014. No such fees were incurred during the years ended December 31, 2015 or 2013.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the years ended December 31, 2015, 2014 or 2013.
If the Company's shares of common stock are listed on a national securities exchange, the Advisor will receive a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such distribution was incurred during the years ended December 31, 2015, 2014 or 2013. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting and legal services, human resources and information technology.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for stock options granted to the independent directors under the Plan will be equal to the fair market value, as defined in the Plan, of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2015 and December 31, 2014, no stock options were issued under the Plan.
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
December 31, 2015

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
The following table reflects restricted share award activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2012	13,800	$9.35
Granted	9,000	9.00
Vested	(3,000)	9.43
Forfeitures	—	—
Unvested, December 31, 2013	19,800	9.18
Granted	9,000	9.00
Vested	(4,800)	9.25
Forfeitures	(8,400)	9.14
Unvested, December 31, 2014	15,600	9.08
Granted	9,000	9.00
Vested	(4,800)	9.13
Forfeitures	(8,400)	9.07
Unvested, December 31, 2015	11,400	$9.00
As of December 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.1 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $43,000, $38,000 and $27,000 during the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31,
	2015	2014	2013
Shares issued in lieu of cash	—	6,055	—
Value of shares issued in lieu of cash (in thousands)	$—	$55	$—

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net loss (in thousands)	$(1,393)	$(12,632)	$(4,704)
Basic and diluted weighted-average shares outstanding	96,113,056	49,231,737	3,216,903
Basic and diluted net loss per share	$(0.01)	$(0.26)	$(1.46)
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

	Year Ended December 31,
	2015	2014	2013
Shares of unvested restricted stock (1)	15,473	21,827	17,214
OP Units	202	202	202
Class B Units (2)	393,225	63,896	—
Total common stock equivalents	408,900	85,925	17,416
_____________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 11,400, 15,600 and 19,800 shares of unvested restricted stock outstanding as of December 31, 2015, 2014 and 2013, respectively.

(2)
Weighted-average number of issued and unvested Class B Units for the periods outstanding. As of December 31, 2015 and 2014, the Company's board of directors had approved the issuance of 479,802 and 169,992 Class B Units, respectively. No Class B Units had been approved for issuance as of December 31, 2013.

Note 14 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015, 2014 and 2013:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$21,095	$22,648	$27,888	$33,547
Net income (loss)	$46	$4,999	$(6,108)	$(330)
Basic weighted-average shares outstanding	95,040,086	95,915,695	96,400,048	97,070,924
Basic net income (loss) per share	$0.00	$0.05	$(0.06)	$0.00
Diluted weighted-average shares outstanding	95,040,288	95,929,948	96,400,048	97,070,924
Diluted net income (loss) per share	$0.00	$0.05	$(0.06)	$0.00

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$2,799	$4,278	$6,755	$14,277
Net loss	$(599)	$(2,913)	$(4,773)	$(4,347)
Basic and diluted weighted-average shares outstanding	12,997,881	29,000,403	61,255,619	92,685,013
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.08)	$(0.05)

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Sponsor Transaction
In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.
RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with the Parent of the Sponsor.
Amended and Restated SRP
In January 2016, the Company's board of directors unanimously approved the Amended & Restated SRP, effective February 28, 2016, which supersedes and replaces the Original SRP. Under the Amended and Restated SRP, the Company may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
The repurchase price per share on and following the NAV Pricing Date for requests other than for death or disability will be as follows:

•	after one year from the purchase date — 92.5% of the Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the Estimated Per-Share NAV.
In the case of requests for death or disability on and following the NAV Pricing Date, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
Under the Amended and Restated SRP, repurchases at each semi-annual period will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the Amended and Restated SRP for any given semiannual period will be limited to proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP.
American National Stock Transfer, LLC Termination
On February 10, 2016, the Parent of the Sponsor received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016.
On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(In thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements	Gross Amount Carried at December 31, 2015 (2) (3) (4)	Accumulated Depreciation (5) (6)
Liberty Crossing	TX	6/8/2012	$11,000		$2,887	$17,084	$—	$329	$19,964	$(2,887)
San Pedro Crossing	TX	12/21/2012	17,985		9,548	16,873	—	817	26,530	(3,401)
Tiffany Springs MarketCenter	MO	9/26/2013	33,802		15,757	28,834	—	1,666	45,855	(4,082)
The Streets of West Chester	OH	4/3/2014	—	(1)	11,812	25,946	—	—	36,276	(1,364)
Prairie Towne Center	IL	6/4/2014	—	(1)	11,033	11,185	—	—	22,218	(572)
Southway Shopping Center	TX	6/6/2014	—	(1)	10,330	17,908	—	6	28,244	(793)
Stirling Slidell Centre	LA	8/8/2014	—	(1)	3,517	10,067	—	10	13,594	(452)
Northwoods Marketplace	SC	8/15/2014	—	(1)	12,886	19,853	—	100	32,840	(838)
Centennial Plaza	OK	8/27/2014	—	(1)	3,538	21,405	—	—	24,943	(808)
Northlake Commons	NC	9/4/2014	—	(1)	16,930	12,729	—	286	29,945	(569)
Shops at Shelby Crossing	FL	9/5/2014	23,781		4,575	21,396	—	583	26,054	(1,090)
Shoppes of West Melbourne	FL	9/18/2014	—	(1)	3,546	12,528	—	1,225	17,299	(502)
The Centrum	NC	9/29/2014	—	(1)	11,530	21,182	—	261	32,973	(835)
Shoppes at Wyomissing	PA	10/16/2014	—	(1)	3,406	21,207	—	895	25,507	(776)
Southroads Shopping Center	OK	10/29/2014	—	(1)	6,770	46,543	—	359	53,672	(1,436)
Parkside Shopping Center	KY	11/12/2014	—	(1)	11,537	17,903	—	355	29,795	(811)
West Lake Crossing	TX	11/20/2014	—	(1)	2,082	9,981	—	107	12,170	(343)
Colonial Landing	FL	12/18/2014	—	(1)	—	32,821	—	26	32,847	(898)
The Shops at West End	MN	12/23/2014	—	(1)	12,799	76,727	—	1,456	90,982	(2,088)
Township Marketplace	PA	12/23/2014	—	(1)	7,855	31,941	—	—	39,796	(884)
Cross Pointe Centre	NC	3/25/2015	—		7,866	15,218	—	—	23,084	(342)
Towne Centre Plaza	TX	4/10/2015	—		3,149	10,598	—	—	13,747	(234)
Harlingen Corners	TX	5/7/2015	—		12,661	13,052	—	111	25,824	(269)
Village at Quail Springs	OK	6/17/2015	—		2,338	9,035	—	—	11,373	(132)
Pine Ridge Plaza	KS	6/17/2015	—		13,688	17,873	—	—	31,560	(261)
Bison Hollow	MI	6/17/2015	—		4,150	14,044	—	—	18,194	(195)
Jefferson Commons	KY	6/26/2015	—		4,992	28,591	—	200	33,782	(423)
Northpark Center	OH	6/29/2015	—		9,487	23,018	—	—	32,505	(338)
Anderson Station	SC	7/28/2015	—		4,968	22,763	—	—	27,731	(303)
Patton Creek	AL	8/28/2015	42,377		14,764	62,519	—	—	77,283	(618)
North Lakeland Plaza	FL	9/22/2015	—		2,076	9,605	—	304	11,986	(73)

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(In thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances at December 31, 2015		Land	Building and Improvements	Land	Building and Improvements	Gross Amount Carried at December 31, 2015 (2) (3) (4)	Accumulated Depreciation (5) (6)
Riverbend Marketplace	NC	9/25/2015	—		4,908	16,716	—	—	21,624	(123)
Montecito Crossing	NV	9/29/2015	—		16,313	33,680	—	—	49,993	(232)
Best on the Boulevard	NV	9/29/2015	—		10,223	27,210	—	—	37,433	(184)
Shops at RiverGate South	NC	9/30/2015	—		5,073	24,602	—	125	29,800	(183)
Parkside Shopping Center - Additional Space	KY	12/23/2015	—	(1)	1,532	1,606	—	—	3,138	—
			$128,945		$280,526	$804,243	$—	$9,221	$1,090,561	$(29,339)
________________

(1)	These unencumbered properties collateralize a credit facility of up to $325.0 million, which had $304.0 million of outstanding borrowings as of December 31, 2015.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $192.5 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2015 is $1.2 billion.

(4)	Gross amount carried is net of tenant improvement dispositions of $1.4 million due to tenant lease expirations.

(5)	The accumulated depreciation column excludes $38.9 million of accumulated amortization associated with acquired intangible lease assets.

(6)
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
(In thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Real estate investments, at cost:
Balance at beginning of year	$637,641	$90,894	$46,392
Acquisitions	448,318	545,467	44,591
Additions	6,817	2,239	165
Disposals	(2,215)	(959)	(254)
Balance at end of the year	$1,090,561	$637,641	$90,894
Accumulated depreciation and amortization:
Balance at beginning of year	$9,417	$3,519	$657
Depreciation expense	20,155	6,857	3,116
Disposals	(233)	(959)	(254)
Balance at end of the year	$29,339	$9,417	$3,519