Form 10-Q
period 2016-03-31
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2016-05-13
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the registrant had 98,072,758 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$275,007	$274,993
Buildings, fixtures and improvements	817,071	815,568
Acquired intangible lease assets	189,066	192,454
Total real estate investments, at cost	1,281,144	1,283,015
Less: accumulated depreciation and amortization	(81,675)	(68,221)
Total real estate investments, net	1,199,469	1,214,794
Cash and cash equivalents	39,897	40,033
Restricted cash	4,747	4,828
Prepaid expenses and other assets	19,068	17,629
Deferred costs, net	7,164	7,369
Land held for sale	—	500
Total assets	$1,270,345	$1,285,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$127,086	$127,251
Mortgage premiums, net	4,517	4,764
Credit facility	304,000	304,000
Below-market lease liabilities, net	76,387	78,103
Derivatives, at fair value	736	415
Accounts payable and accrued expenses (including $963 and $828 due to related parties as of March 31, 2016 and December 31, 2015, respectively)	15,529	18,216
Deferred rent and other liabilities	3,961	3,958
Distributions payable	5,301	5,296
Total liabilities	537,517	542,003
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 97,758,740 and 96,866,152 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	978	969
Additional paid-in capital	867,897	859,421
Accumulated other comprehensive loss	(728)	(410)
Accumulated deficit	(135,319)	(116,830)
Total stockholders' equity	732,828	743,150
Total liabilities and stockholders' equity	$1,270,345	$1,285,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$25,618	$16,151
Operating expense reimbursements	7,654	4,944
Total revenues	33,272	21,095
Operating expenses:
Asset management fees to related party	2,247	—
Property operating	10,357	6,718
Fair value adjustment to contingent purchase price consideration	1,784	—
Acquisition and transaction related	63	580
General and administrative	2,539	2,392
Depreciation and amortization	16,092	9,779
Total operating expenses	33,082	19,469
Operating income	190	1,626
Other (expense) income:
Interest expense	(3,171)	(1,584)
Loss on disposition of land	(4)	—
Other income	6	4
Total other expense, net	(3,169)	(1,580)
Net (loss) income	$(2,979)	$46

Other comprehensive loss:
Change in unrealized loss on derivative	(318)	(276)
Comprehensive loss	$(3,297)	$(230)

Basic net (loss) income per share	$(0.03)	$0.00
Diluted net (loss) income per share	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	96,866,152	$969	$859,421	$(410)	$(116,830)	$743,150
Common stock issued through distribution reinvestment plan	895,088	9	8,494	—	—	8,503
Common stock repurchases	(2,500)	—	(25)	—	—	(25)
Share-based compensation	—	—	7	—	—	7
Distributions declared	—	—	—	—	(15,510)	(15,510)
Net loss	—	—	—	—	(2,979)	(2,979)
Other comprehensive loss	—	—	—	(318)	—	(318)
Balance, March 31, 2016	97,758,740	$978	$867,897	$(728)	$(135,319)	$732,828

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(2,979)	$46
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,666	3,989
Amortization of in-place lease assets	9,364	5,770
Amortization of deferred costs	573	490
Amortization of mortgage premiums	(247)	(9)
Accretion of market lease and other intangibles, net	(759)	(557)
Bad debt expense	443	—
Fair value adjustment to contingent purchase price consideration	1,784	—
Loss on disposition of land	4	—
Share-based compensation	7	10
Ineffective portion of derivative	3	2
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,459)	(2,980)
Accounts payable and accrued expenses	891	2,249
Deferred rent and other liabilities	3	988
Restricted cash	319	136
Net cash provided by operating activities	13,613	10,134
Cash flows from investing activities:
Investments in real estate and other assets	—	(26,096)
Deposits for real estate acquisitions	—	(2,100)
Proceeds from disposition of land	496	—
Restricted cash	(238)	154
Capital expenditures	(1,702)	(1,856)
Net cash used in investing activities	(1,444)	(29,898)
Cash flows from financing activities:
Payments on mortgage notes payable	(277)	(93)
Payments of deferred financing costs	—	(15)
Common stock repurchases	(5,026)	(327)
Payments of offering costs and fees related to stock issuances, net	—	(1,176)
Distributions paid	(7,002)	(6,303)
Net cash used in financing activities	(12,305)	(7,914)
Net change in cash and cash equivalents	(136)	(27,678)
Cash and cash equivalents, beginning of period	40,033	170,963
Cash and cash equivalents, end of period	$39,897	$143,285

Supplemental Disclosures:
Cash paid for interest	$2,950	$1,105
Cash paid for income taxes	$105	$—

Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$8,503	$8,651
Change in accrued common stock repurchases	$(5,001)	$106
Change in capital improvements in accounts payable and accrued expenses	$(217)	$542

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company") has acquired and owns anchored, stabilized core retail properties for investment purposes, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. The Company purchased its first property and commenced active operations in June 2012. As of March 31, 2016, the Company owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 93.9% leased on a weighted-average basis.
The Company, incorporated on July 29, 2010, is a Maryland corporation that elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2012. Substantially all of the Company's business is conducted through American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and its wholly-owned subsidiaries.
On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The IPO closed on September 12, 2014. On September 22, 2014, the Company registered an additional 25.0 million shares of common stock to be used under the distribution reinvestment plan (the "DRIP") pursuant to a registration statement on Form S-3 (File No. 333-198864).
As of March 31, 2016, the Company had 97.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds from the IPO and the DRIP, net of share repurchases of $970.2 million.
On March 7, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV) as of December 31, 2015, which was published on March 11, 2016. Until March 2016, the Company offered shares pursuant to the DRIP at $9.50 per share. Beginning in April 2016, the Company has offered shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually.
The Company has no employees. The Company has retained American Realty Capital Retail Advisor, LLC (the "Advisor") to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln provides, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor has passed through and will continue to pass through to Lincoln a portion of the fees and/or other expense reimbursements payable to the Advisor for the performance of real estate-related services. The Advisor is under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, the "Parent of the Sponsor" or "AR Global"), the parent of the Company's sponsor, American Realty Capital IV, LLC (the "Sponsor"), as a result of which it is a related party of the Company.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016, other than the updates described below.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
Reclassifications
The Company changed its prior presentation of cash flows associated with its restricted cash from financing activities to operating activities or investing activities in the consolidated statements of cash flows based on the restrictions that permit the cash to be used to pay specific operating expenses such as real estate taxes and insurance or for capital expenditures and improvements. The restrictions arise from certain borrowing agreements.
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company elected to adopt this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the Company’s OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. As a result, the Company reclassified $1.6 million and $1.7 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Credit Facility). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
In March 2016, the FASB issued an update on the accounting for derivative contracts. Under the new guidance, the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016, electing to account for forfeitures when they occur, and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 35 properties, which were acquired for investment purposes, as of March 31, 2016. The following table presents the allocation of real estate assets acquired and liabilities assumed during the three months ended March 31, 2015. There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2016:

(Dollar amounts in thousands)	Three Months Ended March 31, 2015
Real estate investments, at cost:
Land	$7,866
Buildings, fixtures and improvements	15,218
Total tangible assets	23,084
Acquired intangibles:
In-place leases	2,067
Above-market lease assets	2,328
Below-market lease liabilities	(1,383)
Total intangible real estate investments, net	3,012
Cash paid for acquired real estate investments	$26,096
Number of properties purchased	1
Total acquired intangible lease assets and liabilities consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$165,110	$40,468	$124,642	$168,293	$34,298	$133,995
Above-market leases	22,378	5,357	17,021	22,583	4,547	18,036
Below-market ground lease	1,578	49	1,529	1,578	39	1,539
Total acquired intangible lease assets	$189,066	$45,874	$143,192	$192,454	$38,884	$153,570
Intangible liabilities:
Below-market lease liabilities	$84,113	$7,726	$76,387	$84,837	$6,734	$78,103
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(in thousands)	April 1, 2016 to December 31, 2016	2017	2018	2019	2020
In-place leases	$22,650	$27,418	$20,403	$14,008	$9,524
Total to be added to depreciation and amortization	$22,650	$27,418	$20,403	$14,008	$9,524

Above-market lease assets	$(2,596)	$(3,424)	$(2,564)	$(1,743)	$(1,134)
Below-market lease liabilities	4,836	6,349	5,756	5,223	4,726
Total to be added to rental income	$2,240	$2,925	$3,192	$3,480	$3,592

Below-market ground lease asset	$29	$39	$39	$39	$39
Total to be added to property operating expense	$29	$39	$39	$39	$39

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

For the three months ended March 31, 2016 and 2015, amortization of in-place leases of $9.4 million and $5.8 million, respectively, is included in depreciation and amortization on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016 and 2015, net accretion above- and below-market lease intangibles of $0.8 million and $0.6 million, respectively, is included in rental income on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2016 and 2015, amortization of the below-market ground lease asset of approximately $10,000 was recognized in property operating expense on the consolidated statements of operations and comprehensive loss.
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2016 to December 31, 2016	$70,596
2017	89,432
2018	76,318
2019	59,961
2020	48,476
Thereafter	184,920
$529,703
No tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2016 and 2015.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015:

	March 31,
State	2016	2015
Texas	12.5%	13.5%
North Carolina	11.8%	11.8%
Minnesota	*	16.3%
Florida	*	12.9%
Oklahoma	*	11.1%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of March 31, 2016 and 2015.
Note 4 — Credit Facility
The Company has entered into a credit facility, that provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions, as amended (the "Credit Facility"). Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $575.0 million. Borrowings under the Credit Facility, along with cash on hand from the Company’s IPO, have been used to finance acquisitions and for general corporate purposes. As of March 31, 2016, the Company's unused borrowing capacity was $20.9 million, based on the asset pool availability governed by the Credit Facility. As of March 31, 2016 and December 31, 2015, the Company had $304.0 million outstanding under the Credit Facility.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Borrowings under the Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR for the applicable interest period plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company's consolidated leverage ratio. As of March 31, 2016, the weighted average interest rate on the Credit Facility was 1.79%. The Credit Facility requires the Company to pay an unused fee per annum of 0.25% and 0.15%, if the unused balance exceeds, or is equal to or less than, 50.0% of the available facility, respectively.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2016, the Company was in compliance with the financial covenants under the Credit Facility.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2016 and December 31, 2015 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	March 31, 2016	December 31, 2015	March 31, 2016		December 31, 2015		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		3.92%		Fixed	(1)	Oct. 2018
Shops at Shelby Crossing	1	23,687	23,781	4.97%		4.97%		Fixed		Mar. 2024
Patton Creek	1	42,194	42,377	5.76%		5.76%		Fixed		Dec. 2020
Gross mortgage notes payable	5	128,668	128,945	4.76%	(2)	4.76%	(2)
Deferred financing costs, net of accumulated amortization		(1,582)	(1,694)
Mortgage notes payable, net of deferred financing costs		$127,086	$127,251
_________________________________

(1)	Fixed as a result of entering into a swap agreement.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

As of March 31, 2016 and December 31, 2015, the Company had pledged $219.0 million and $219.5 million, respectively, in real estate investments as collateral for these mortgage notes payable. This collateral is not available to satisfy other debts and obligations until the mortgage notes payable obligations have been satisfied.
The following table summarizes the scheduled aggregate principal payments for the Company's aggregate long-term debt obligations for the five years subsequent to March 31, 2016:

(In thousands)	Future Principal Payments on Mortgage Notes Payable	Future Principal Payments on Credit Facility	Total Future Principal Payments on Long-Term Debt Obligations
April 1, 2016 to December 31, 2016	$835	$—	$835
2017	1,185	—	1,185
2018	64,039	304,000	368,039
2019	1,322	—	1,322
2020	1,306	—	1,306
Thereafter	59,981	—	59,981
	$128,668	$304,000	$432,668
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2016
Interest rate swap	$—	$(736)	$—	$(736)
December 31, 2015
Interest rate swap	$—	$(415)	$—	$(415)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016. There were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2016.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Gross mortgage notes payable and mortgage premiums, net	3	$133,185	$135,495	$133,709	$134,707
Credit Facility	3	$304,000	$304,000	$304,000	$304,000
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives have been used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive loss as an increase to interest expense.
As of March 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	March 31, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(736)	$(415)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(In thousands)	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(421)	$(399)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(103)	$(123)
Amount of (loss) gain recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$(3)	$(2)
_________________________________
* The Company reclassified approximately $3,000 and $2,000 of other comprehensive loss, net to interest expense during the three months ended March 31, 2016 and March 31, 2015, respectively, which represented the ineffective portion of the change in fair value of the derivative.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2016	$(736)	$—	$(736)	$—	$—	$(736)
December 31, 2015	$(415)	$—	$(415)	$—	$—	$(415)
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of March 31, 2016 and December 31, 2015, the Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2016, the fair value of derivatives in a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.8 million. As of March 31, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.8 million at March 31, 2016.
Note 8 — Common Stock
As of March 31, 2016 and December 31, 2015, the Company had 97.8 million and 96.9 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
In September 2011, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.0017534247 per day, which is equivalent to $0.64 per annum, per share of common stock. Distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.64 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0017486339 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share Repurchase Program
The Company's board of directors has adopted a share repurchase program (as amended and restated, the "SRP"), which enables stockholders to sell their shares back to the Company after they have held them for at least one year, subject to certain conditions and limitations. The Company may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Prior to March 11, 2016, the date the Company first published its Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP was as follows:

•	after one year from the purchase date — the lower of $9.25 or 92.5% of the amount actually paid for each share;

•	after two years from the purchase date —the lower of $9.50 or 95.0% of the amount actually paid for each share;

•	after three years from the purchase date — the lower of $9.75 or 97.5% of the amount actually paid for each share; and

•	after four years from the purchase date — the lower of $10.00 or 100.0% of the amount actually paid for each share.
In the case of requests for death or disability prior to March 11, 2016, the repurchase price per share was equal to the price paid to acquire the shares from the Company.
Beginning with March 11, 2016 and with respect to all repurchase requests received during the semiannual period, the repurchase price per share for requests other than for death or disability are as follows:

•	after one year from the purchase date — 92.5% of the then-current Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the then-current Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the then-current Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the then-current Estimated Per-Share NAV.
Beginning with March 11, 2016 and with respect to all repurchase requests received during the semiannual period, in the case of requests for death or disability, the repurchase price per share is equal to the then-current Estimated Per-Share NAV at the time of repurchase. If the establishment of an Estimated Per-Share NAV occurs during any semiannual period, any repurchase requests received during such semiannual period will be paid at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
Under the SRP, repurchases at each semiannual period are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given semiannual period will be limited to proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP.
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the share repurchases cumulatively through March 31, 2016:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	1,355,162	$9.48
Three Months Ended March 31, 2016	2,500	10.00
Cumulative repurchases as of March 31, 2016 (1)	1,357,662	$9.48
_____________________

(1)
Includes accrued repurchases consisting of 2,500 shares for approximately $25,000 at an average repurchase price per share of $10.00, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheet as of March 31, 2016. The additional shares will be deducted from the applicable limits of the SRP when processing share repurchases for the first semiannual period of 2016. There were no other shares requested to be repurchased as of March 31, 2016.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the three months ended March 31, 2016, the Company issued 0.9 million shares of common stock with a value of $8.5 million pursuant to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into a ground lease agreement related to a certain acquisition with a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
April 1, 2016 to December 31, 2016	$379
2017	514
2018	524
2019	535
2020	546
Thereafter	9,376
$11,874
Total ground rent expense was $0.1 million and $0.2 million during the three months ended March 31, 2016 and 2015.
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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 242,222 shares of the Company's outstanding common stock as of March 31, 2016 and December 31, 2015. The Company is the sole general partner and holds substantially all the units of limited partner interest in the OP ("OP Units"). The Advisor, a limited partner in the OP, holds 202 OP Units as of March 31, 2016 and December 31, 2015 , which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Parent of the Sponsor.
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
For periods prior to April 1, 2015, in connection with the asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable partnership units of the OP designated as "Class B Units." Class B Units are intended to be profit interests which will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 7.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of the Company's common stock on a national securities exchange; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of March 31, 2016, the Company could not determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it received in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of March 31, 2016, the Company's board of directors has approved the issuance of and the OP has issued 479,802 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
Effective April 1, 2015:

i.
for any period commencing on or after April 1, 2015, the Company pays the Advisor or its assignees as compensation for services rendered in connection with the management of the Company’s assets an Asset Management Fee (as defined in the advisory agreement) equal to 0.0625% per month of the Cost of Assets (as defined in the advisory agreement) or, once the Company begins disclosing Estimated Per-Share NAV in periodic or current reports filed with the SEC, 0.0625% of the lower of the Cost of Assets and the fair market value of the Company's assets as reported in the applicable periodic or current report filed with the SEC disclosing Estimated Per-Share NAV;

ii.	such Asset Management Fee is payable monthly in arrears in cash, in shares of common stock, or a combination of both, the form of payment to be determined in the sole discretion of the Advisor; and

iii.	the Company shall not cause the OP to issue any Class B Units in respect of periods subsequent to March 31, 2015.
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties. The Company will also reimburse the affiliate for property level expenses. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees. In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with operational and administrative services; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. During the three months ended March 31, 2016, the Company incurred $0.6 million of reimbursements from the Advisor for providing operational and administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss. No reimbursements were made to the Advisor for providing administrative services during the three months ended March 31, 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs or property operating costs of the Company were absorbed by the Advisor during the three months ended March 31, 2016 and 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table details amounts incurred and forgiven during the three months ended March 31, 2016 and 2015 and amounts contractually due as of March 31, 2016 and December 31, 2015 in connection with the operations related services described above. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor's exclusive service agreement with Lincoln:

	Three Months Ended March 31,				Payable as of
	2016		2015		March 31, 2016	December 31, 2015
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$394	$—	$—	$—
Ongoing fees:
Asset management fees	2,247	—	—	—	—	—
Property management and leasing fees	1,547	—	935	—	442	452
Professional fees and other reimbursements	740	—	854	—	521	376
Distributions on Class B Units	73	—	27	—	—	—
Total related party operation fees and reimbursements	$4,607	$—	$2,210	$—	$963	$828
The predecessor to the Parent of the Sponsor was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015, and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Parent of the Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Paid in Connection with Liquidation or Listing
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts were incurred during the three months ended March 31, 2016 and 2015.
The Company will pay the Advisor a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three months ended March 31, 2016 and 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

If the Company's shares of common stock are listed on a national securities exchange, the Advisor will receive a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such distribution was incurred during the three months ended March 31, 2016 and 2015. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for stock options granted to the independent directors under the Plan will be equal to the fair market value, as defined in the Plan, of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2016 and December 31, 2015, no stock options were issued under the Plan.
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
March 31, 2016
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
No restricted shares were granted, vested, or forfeited during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, there were 11,400 unvested restricted shares outstanding with a weighted-average issue price of $9.00. As of March 31, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 2.9 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $7,000 and $10,000 during the three months ended March 31, 2016 and 2015, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the three months ended March 31, 2016 and 2015.
Note 13 — Net (Loss) Income Per Share
 The following is a summary of the basic and diluted net (loss) income per share computation for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2016	2015
Net (loss) income	$(2,979)	$46
Basic weighted-average shares outstanding	97,448,826	95,040,086
Basic net (loss) income per share	$(0.03)	$0.00
Diluted weighted-average shares outstanding	97,448,826	95,040,288
Diluted net (loss) income per share	$(0.03)	$0.00
Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents, and thus were included in the calculation of diluted net income per share for the three months ended March 31, 2015 to the extent their effect was dilutive. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Unvested restricted stock	11,400
OP Units	202
Class B Units	479,802
Total common stock equivalents	491,404

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its wholly-owned subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meanings ascribed to those terms in "Part I — Financial Information" within the notes to the accompanying consolidated financial statements.
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
Overview
We have acquired and own anchored, stabilized core retail properties for investment purposes, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. We purchased our first property and commenced active operations in June 2012. As of March 31, 2016, we owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 93.9% leased on a weighted-average basis.
Incorporated on July 29, 2010, we are a Maryland corporation that elected and qualified to be taxed as a REIT beginning with the taxable year ended December 31, 2012. Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries.
On March 17, 2011, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The IPO closed on September 12, 2014. On September 22, 2014, we registered an additional 25.0 million shares of common stock to be used under the distribution reinvestment plan (the "DRIP") pursuant to a registration statement on Form S-3 (File No. 333-198864).
As of March 31, 2016, we had 97.8 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds from the IPO and the DRIP, net of share repurchases of $970.2 million.
On March 7, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV) equal to $9.00 as of December 31, 2015, which was published on March 11, 2016. Until March 2016, we offered shares pursuant to the DRIP at $9.50 per share. Beginning in April 2016, we have offered shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. We intend to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of our board of directors, provided that such valuations will be made at least once annually.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln, pursuant to which Lincoln provides, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor has passed through and will continue to pass through to Lincoln a portion of the fees and/or other expense reimbursements payable to the Advisor for the performance of real estate-related services. The Advisor is under common control with the Parent of our Sponsor, as a result of which it is a related party of ours.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. As of March 31, 2015, we had $0.5 million of land held for sale. There were no assets held for sale as of March 31, 2016.
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. We elected to adopt this guidance effective January 1, 2016. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and have determined the OP is considered a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. As a result, we reclassified $1.6 million and $1.7 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. As permitted under the revised guidance, we elected to not reclassify the deferred debt issuance costs associated with our Credit Facility. The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on our accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.
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
In March 2016, the FASB issued an update on the accounting for derivative contracts. Under the new guidance, the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016, electing to account for forfeitures when they occur, and determined that there is no impact to our consolidated financial position, results of operations and cash flows.
Properties
As of March 31, 2016, we owned 35 properties, comprised of 7.5 million rentable square feet that were 93.9% leased on a weighted-average basis with a weighted-average remaining lease term of 5.4 years.

Our portfolio is comprised of the following real estate properties as of March 31, 2016:

Property	Acquisition Date	Property Type	Rentable Square Feet	Percentage Leased	Remaining Lease Term (1)

Liberty Crossing	Jun. 2012	Power Center	105,970	93.8%	3.3
San Pedro Crossing	Dec. 2012	Power Center	201,965	100.0%	4.3
Tiffany Springs MarketCenter	Sep. 2013	Power Center	246,419	91.2%	4.5
The Streets of West Chester	Apr. 2014	Lifestyle Center	236,842	90.4%	5.6
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	8.1
Southway Shopping Center	Jun. 2014	Power Center	181,809	95.1%	3.6
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	4.3
Northwoods Marketplace	Aug. 2014	Power Center	236,078	97.1%	4.0
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	3.1
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	96.2%	4.7
Shops at Shelby Crossing	Sep. 2014	Power Center	236,081	97.9%	3.0
Shoppes of West Melbourne	Sep. 2014	Power Center	144,484	95.8%	4.9
The Centrum	Sep. 2014	Power Center	270,747	93.5%	3.6
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	100.0%	3.3
Southroads Shopping Center	Oct. 2014	Power Center	436,936	71.7%	5.1
Parkside Shopping Center	Nov. 2014 & Dec. 2015 (2)	Power Center	181,612	93.1%	6.7
West Lake Crossing	Nov. 2014	Power Center	75,928	100.0%	4.7
Colonial Landing	Dec. 2014	Power Center	263,559	98.5%	4.4
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	76.5%	8.8
Township Marketplace	Dec. 2014	Power Center	298,630	96.2%	3.2
Cross Pointe Centre	Mar. 2015	Power Center	226,089	100.0%	9.4
Towne Center Plaza	Apr. 2015	Power Center	94,096	100.0%	6.8
Harlingen Corners	May 2015	Power Center	217,772	94.8%	5.3
Bison Hollow	Jun. 2015	Power Center	134,798	100.0%	6.6
Pine Ridge Plaza	Jun. 2015	Power Center	239,492	95.2%	3.5
Village at Quail Springs	Jun. 2015	Power Center	100,404	100.0%	3.0
Jefferson Commons	Jun. 2015	Power Center	205,918	96.9%	9.4
Northpark Center	Jun. 2015	Power Center	318,327	99.2%	4.3
Anderson Station	Jul. 2015	Power Center	243,550	97.2%	2.5
Patton Creek	Aug. 2015	Power Center	491,294	95.1%	5.2
North Lakeland Plaza	Sep. 2015	Power Center	171,397	100.0%	4.5
Riverbend Marketplace	Sep. 2015	Power Center	142,617	97.2%	6.8
Montecito Crossing	Sep. 2015	Power Center	179,721	96.6%	5.6
Best on the Boulevard	Sep. 2015	Power Center	204,568	100.0%	5.1
Shops at RiverGate South	Sep. 2015	Power Center	140,703	97.8%	9.5
Portfolio, March 31, 2016			7,479,163	93.9%	5.4
_____________________

(1)	Remaining lease term in years as of March 31, 2016, calculated on a weighted-average basis.

(2)	Parkside Shopping Center was purchased in November 2014 with two additional parcels purchased in December 2015.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of March 31, 2016, we owned 35 properties, which were acquired for investment purposes, with an aggregate base purchase price of $1.2 billion, comprised of 7.5 million rentable square feet that were 93.9% leased on a weighted-average basis.

Comparison of the Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
As of January 1, 2015, we owned 20 properties (our "Three Month Same Store") with an aggregate base purchase price of $716.3 million, comprised of 4.3 million rentable square feet that were 94.5% leased on a weighted-average basis. We have acquired 15 properties since January 1, 2015 for an aggregate base purchase price of $485.1 million, comprised of 3.1 million rentable square feet that were 97.5% leased on a weighted-average basis as of March 31, 2016 (our "Three Month Acquisitions"). Accordingly, our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflect significant increases in most categories.
During the three months ended March 31, 2016, we entered into five new leases comprising a total of approximately 11,000 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.2 million, representing average rent per square foot of $17.41. In addition, we executed renewals on 14 leases comprising a total of approximately 78,000 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $1.2 million, representing average rent per square foot of $15.03. Prior to the renewals, the average annualized rental income on a straight-line basis was $13.71 per square foot. The one-time cost of executing the new leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $2.60 per square foot.
Rental Income
Rental income increased $9.4 million to $25.6 million for the three months ended March 31, 2016, compared to $16.2 million for the three months ended March 31, 2015. This increase in rental income was primarily due to our Three Month Acquisitions, which resulted in an increase in rental income of $9.8 million for the three months ended March 31, 2016. This increase in rental income was partially offset by a decrease in our Three Month Same Store rental income of $0.4 million, primarily due to certain lease terminations at the Shops at West End during the three months ended June 30, 2015. The percentage of rentable square feet leased at the Shops at West End decreased from 92.6% as of March 31, 2015 compared to 76.5% as of March 31, 2016.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $2.8 million to $7.7 million for the three months ended March 31, 2016, compared to $4.9 million for the three months ended March 31, 2015. This increase in operating expense reimbursements was primarily due to our Three Month Acquisitions, which resulted in a $2.5 million increase for the three months ended March 31, 2016. In addition, Three Month Same Store operating expense reimbursements increased $0.3 million for the three months ended March 31, 2016 as a result of an increase in Three Month Same Store property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Asset Management Fees to Related Party
Asset management fees to related party for the three months ended March 31, 2016 of $2.2 million were related to services that we received from our Advisor in connection with the management of our assets. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement. There were no asset management fees to related party incurred during the three months ended March 31, 2015 as we caused the OP to issue to the Advisor performance-based restricted partnership units of the OP ("Class B Units") in lieu of asset management fees prior to April 1, 2015.
Property Operating Expenses
Property operating expenses increased $3.7 million to $10.4 million for the three months ended March 31, 2016, compared to $6.7 million for the three months ended March 31, 2015. This increase in property operating expenses was primarily due to our Three Month Acquisitions, which resulted in a $3.1 million increase for the three months ended March 31, 2016. In addition, Three Month Same Store property operating expenses increased by $0.6 million, which primarily related to an increase in real estate taxes and bad debt expense associated with certain tenant bankruptcies. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Fair Value Adjustment to Contingent Purchase Price Consideration
During the three months ended March 31, 2016, we recorded a $1.8 million fair value adjustment related to previously unrecognized contingent purchase price consideration in connection with the acquisition of Harlingen Corners. There were no fair value adjustments to contingent purchase price consideration during the three months ended March 31, 2015.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased $0.5 million to $0.1 million for the three months ended March 31, 2016, compared to $0.6 million for the three months ended March 31, 2015. The $0.6 million in acquisition and transaction related expenses for the three months ended March 31, 2015 primarily related to our acquisition of Cross Pointe Centre in March 2015, which had a base purchase price of $26.1 million. There were no property acquisitions during the three months ended March 31, 2016.

General and Administrative Expenses
General and administrative expenses increased $0.1 million to $2.5 million for the three months ended March 31, 2016, compared to $2.4 million for the three months ended March 31, 2015. This increase primarily related to reimbursements of general and administrative expenses to our Advisor of $0.6 million during the three months ended March 31, 2016, which the Advisor began requesting beginning in the third quarter of 2015, as well as an increase of $0.1 million in state and local income taxes as a result of our increased portfolio. These increases were partially offset by a decrease in audit fees of $0.6 million.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $6.3 million to $16.1 million for the three months ended March 31, 2016, compared to $9.8 million for the three months ended March 31, 2015. This increase was primarily attributable to our Three Month Acquisitions, which resulted in an increase in depreciation and amortization expenses of $5.9 million for the three months ended March 31, 2016. Additionally, our Three Month Same Store depreciation and amortization expense increased $0.4 million, primarily due to the accelerated amortization of in-place lease assets associated with tenant turnover. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.6 million to $3.2 million for the three months ended March 31, 2016, compared to $1.6 million for the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2016 resulted from our mortgage notes payable, which had a weighted-average balance of $128.8 million and a weighted-average effective interest rate of 4.76%, our Credit Facility, which had weighted-average borrowings of $304.0 million and a weighted-average effective interest rate of 1.78%, as well as unused fees on our Credit Facility and amortization of deferred financing costs. Interest expense for the three months ended March 31, 2015 resulted from our mortgage notes payable, which had a weighted-average balance of $86.9 million and a weighted-average effective interest rate of 4.28%, as well as unused fees on our Credit Facility and amortization of deferred financing costs.
Cash Flows for the Three Months Ended March 31, 2016
During the three months ended March 31, 2016, net cash provided by operating activities was $13.6 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the three months ended March 31, 2016 included $0.1 million of acquisition and transaction related costs. Operating cash inflows primarily related to net loss adjusted for non-cash items of $14.9 million (net loss of $3.0 million adjusted for depreciation and amortization of tangible and intangible real estate assets, fair value adjustment to contingent purchase price consideration, amortization of deferred costs, share-based compensation, the ineffective portion of derivative, loss on disposition of land and bad debt expense, partially offset by amortization of mortgage premium and accretion of market lease and other intangibles, totaling $17.9 million), an increase in accounts payable and accrued expenses of $0.9 million and a decrease in restricted cash of $0.3 million. Operating cash inflows were partially offset by an increase in prepaid expenses and other assets of $2.5 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.
Net cash used in investing activities during the three months ended March 31, 2016 of $1.4 million included $1.7 million related to capital expenditures and $0.2 million related to cash restricted for capital expenditures. Investing cash outflows were partially offset by proceeds from the disposition of land of $0.5 million.
Net cash used in financing activities during the three months ended March 31, 2016 of $12.3 million primarily related to cash distributions of $7.0 million, common stock repurchases based on requests made during 2015 and completed during the first quarter of 2016 of $5.0 million and principal payments on our mortgage notes of $0.3 million.
Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash provided by operating activities was $10.1 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operating activities during the three months ended March 31, 2015 included $0.6 million of acquisition and transaction related costs. Cash inflows primarily related to net income adjusted for non-cash items of $9.8 million (net income of approximately $46,000 adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred costs, share-based compensation and loss on derivative instrument, partially offset by amortization of mortgage premium totaling $9.7 million), an increase in accounts payable and accrued expenses of $2.2 million, an increase in deferred rent and other liabilities of $1.0 million due to the timing of the receipt of rental payments and payment of our expenses and a decrease in restricted cash of $0.1 million. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $3.0 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements.

Net cash used in investing activities during the three months ended March 31, 2015 of $29.9 million included $26.1 million related to our acquisition of Cross Pointe Centre, $2.1 million related to deposits for future real estate acquisitions and $1.9 million related to capital expenditures, partially offset by a decrease in restricted cash of $0.2 million.
Net cash provided by financing activities during the three months ended March 31, 2015 of $7.9 million primarily related to cash distributions of $6.3 million, payments related to offering costs of $1.2 million, common stock repurchases of $0.3 million and payments on mortgage notes of $0.1 million.
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $39.9 million. Our principal demands for funds will continue to be for capital expenditures, the payment of operating expenses, distributions to our stockholders, the payment of principal and interest on our outstanding indebtedness and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the "SRP").
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
Our Credit Facility provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Availability of borrowings under our Credit Facility for any period is based on the lower of (i) 60% of the asset value pool of eligible unencumbered real estate assets that comprises our borrowing base, (ii) the amount that would cause the debt service coverage ratio of the borrowing base for the last four fiscal quarters to exceed 1.5 times, and (iii) the aggregate commitments under the Credit Facility, which allow for up to $325.0 million in borrowings with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP may increase commitments under the Credit Facility to up to $575.0 million under certain circumstances and to the extent agreed to by our lenders. As of March 31, 2016, our unused borrowing capacity was $20.9 million, based on the aggregate commitments under the Credit Facility. As of March 31, 2016 and December 31, 2015, we had $304.0 million outstanding under the Credit Facility.
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
As of March 31, 2016, our leverage ratio (total debt divided by total assets) approximated 34.4%.
Our board of directors has adopted the SRP, which enables stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We may repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.

Prior to March 11, 2016, the date we first published our Estimated Per-Share NAV, the purchase price per share for requests other than for death or disability under the SRP was as follows:

•	after one year from the purchase date — the lower of $9.25 or 92.5% of the amount actually paid for each share;

•	after two years from the purchase date —the lower of $9.50 or 95.0% of the amount actually paid for each share;

•	after three years from the purchase date — the lower of $9.75 or 97.5% of the amount actually paid for each share; and

•	after four years from the purchase date — the lower of $10.00 or 100.0% of the amount actually paid for each share.
In the case of requests for death or disability prior to March 11, 2016, the repurchase price per share was equal to the price paid to acquire the shares from the Company.
Beginning with March 11, 2016 and with respect to all repurchase requests received during the semiannual period, the repurchase price per share for requests other than for death or disability are as follows:

•	after one year from the purchase date — 92.5% of the then-current Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the then-current Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the then-current Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the then-current Estimated Per-Share NAV.
Beginning with March 11, 2016 and with respect to all repurchase requests received during the semiannual period, in the case of requests for death or disability, the repurchase price per share is equal to the then-current Estimated Per-Share NAV at the time of repurchase.
Under the SRP, repurchases at each semiannual period are limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given semiannual period will be limited to proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP. If the establishment of an Estimated Per-Share NAV occurs during any semiannual period, any repurchase requests received during such semiannual period will be paid at a price based on Estimated Per-Share NAV applicable on the last day of the semiannual period, as described above.
Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP. Due to these limitations, we cannot guarantee that it will be able to accommodate all repurchase requests.
When a stockholder requests repurchases and the repurchases are approved by our board of directors, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the share repurchases cumulatively through March 31, 2016:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2015	1,355,162	$9.48
Three months ended March 31, 2016	2,500	10.00
Cumulative repurchase requests as of March 31, 2016 (1)	1,357,662	$9.48
_____________________

(1)
Includes accrued repurchases consisting of 2,500 shares for approximately $25,000 at an average repurchase price per share of $10.00, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheet as of March 31, 2016. The additional shares will be deducted from the applicable limits of the SRP when processing share repurchases for the first semiannual period of 2016. There were no other shares requested to be repurchased as of March 31, 2016.

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
The below table reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the period presented:

Three Months Ended
(In thousands)	March 31, 2016
Net loss (in accordance with GAAP)	$(2,979)
Loss on disposition of land	4
Depreciation and amortization	16,092
FFO	13,117
Acquisition fees and expenses	63
Amortization of mortgage premiums	(247)
Accretion of market lease and other intangibles, net	(759)
Mark-to-market adjustments	3
Straight-line rent	(603)
Fair value adjustment to contingent purchase price consideration	1,784
MFFO	$13,358
Distributions
In September 2011, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.0017534247 per day, which is equivalent to $0.64 per annum, per share of common stock. Distributions began to accrue on June 8, 2012, the date of our initial property acquisition. In March 2016, our board of directors ratified the existing distribution amount equivalent to $0.64 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0017486339 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.
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
During the three months ended March 31, 2016, distributions paid to common stockholders totaled $15.5 million, inclusive of $8.5 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the three months ended March 31, 2016, cash used to pay distributions was generated from cash flows from operations and proceeds received from common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended
	March 31, 2016
(In thousands)		Percentage of Distributions
Distributions	$15,505

Source of distribution coverage:
Cash flows provided by operations	$12,028	77.6%
Proceeds from common stock issued through the DRIP	3,477	22.4%
Total source of distribution coverage	$15,505	100.0%

Cash flows provided by operations (GAAP basis) (1)	$13,613
Net loss (in accordance with GAAP)	$(2,979)
_____________________

(1)	Cash flows provided by operations for the three months ended March 31, 2016 were impacted by acquisition and transaction related expenses of $0.1 million.
For the three months ended March 31, 2016, cash flows provided by operations were $13.6 million. As shown in the table above, we funded distributions with cash flows provided by operations and proceeds received from common stock issued under the DRIP.
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

The following table compares cumulative distributions paid, including distributions related to unvested restricted shares, to cumulative net loss and cumulative cash flows provided by operations (in accordance with GAAP) and cumulative FFO for the period from July 29, 2010 (date of inception) through March 31, 2016:

(In thousands)	Period from July 29, 2010 (date of inception) to March 31, 2016
Total distributions paid	$105,795

Reconciliation of net loss:
Revenues	$174,986
Acquisition and transaction related	(23,702)
Depreciation and amortization	(86,237)
Other operating expenses	(71,191)
Other non-operating expenses	(18,079)
Net loss (in accordance with GAAP) (1)	$(24,223)

Cash flows provided by operations	$45,575

FFO	$65,635
_____________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2016, we were in compliance with the financial covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of March 31, 2016, our leverage ratio (total debt divided by total assets) approximated 34.4%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2016:

		April 1 to December 31,	Years Ended December 31,
(In thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Principal on gross mortgage notes payable	$128,668	$835	$65,224	$2,628	$59,981
Interest on mortgage notes payable	25,664	4,602	10,972	6,721	3,369
Credit Facility	304,000	—	304,000	—	—
Interest on Credit Facility	14,825	4,177	10,648	—	—
Ground lease rental payments due	11,874	379	1,038	1,081	9,376
	$485,031	$9,993	$391,882	$10,430	$72,726

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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our suspended IPO, asset and property management services and reimbursement of operating and offering related costs. Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Parent of the Sponsor.
The predecessor to the Parent of our Sponsor was a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by the Parent of our Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the Parent of our Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were also party to a transfer agency agreement with ANST, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. The Parent of our Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.
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
As of March 31, 2016, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $133.2 million and a fair value of $135.5 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.9 million.
As of March 31, 2016, our variable-rate debt consisted of our Credit Facility, which had a carrying and fair value of $304.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on our variable-rate Credit Facility would increase or decrease our interest expense by $3.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of March 31, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
There were no recent sales of unregistered securities.
Issuer Purchases of Equity Securities
Our board of directors adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available.
The following table summarizes the repurchases of shares under the SRP cumulatively through March 31, 2016:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2015	1,355,162	$9.48
Three months ended March 31, 2016	2,500	10.00
Cumulative repurchase requests as of March 31, 2016 (1)	1,357,662	$9.48
_____________________

(1)
Includes accrued repurchases consisting of 2,500 shares for approximately $25,000 at an average repurchase price per share of $10.00, which were completed in April 2016. The accrual for these repurchases is reflected in the accounts payable and accrued expenses line of the accompanying consolidated balance sheet as of March 31, 2016. The additional shares will be deducted from the applicable limits of the SRP when processing share repurchases for the first semiannual period of 2016. There were no other shares requested to be repurchased as of March 31, 2016.

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

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.
By:	/s/ Edward M. Weil, Jr.
Edward M. Weil, Jr.
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Katie P. Kurtz
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 12, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

99.1 *	Amended and Restated Share Repurchase Program effective as of February 28, 2016
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________________

*	Filed herewith.