Form 10-Q
period 2016-06-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2016-08-12
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, the registrant had 98,971,643 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$275,007	$274,993
Buildings, fixtures and improvements	817,241	815,568
Acquired intangible lease assets	184,806	192,454
Total real estate investments, at cost	1,277,054	1,283,015
Less: accumulated depreciation and amortization	(93,856)	(68,221)
Total real estate investments, net	1,183,198	1,214,794
Cash and cash equivalents	44,065	40,033
Restricted cash	5,563	4,828
Prepaid expenses and other assets	22,384	17,629
Deferred costs, net	7,025	7,369
Land held for sale	—	500
Total assets	$1,262,235	$1,285,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$126,925	$127,251
Mortgage premiums, net	4,271	4,764
Credit facility	304,000	304,000
Below-market lease liabilities, net	74,519	78,103
Derivatives, at fair value	784	415
Accounts payable and accrued expenses (including $735 and $828 due to related parties as of June 30, 2016 and December 31, 2015, respectively)	18,707	18,216
Deferred rent and other liabilities	3,684	3,958
Distributions payable	5,178	5,296
Total liabilities	538,068	542,003
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 98,675,535 and 96,866,152 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	987	969
Additional paid-in capital	876,145	859,421
Accumulated other comprehensive loss	(776)	(410)
Accumulated deficit	(152,189)	(116,830)
Total stockholders' equity	724,167	743,150
Total liabilities and stockholders' equity	$1,262,235	$1,285,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$25,484	$17,679	$51,102	$33,830
Operating expense reimbursements	7,493	4,969	15,147	9,913
Total revenues	32,977	22,648	66,249	43,743
Operating expenses:
Asset management fees to related party	2,248	1,457	4,495	1,457
Property operating	10,308	8,004	20,665	14,722
Impairment charges	—	4,434	—	4,434
Fair value adjustment to contingent purchase price consideration	—	(13,802)	1,784	(13,802)
Acquisition and transaction related	399	3,399	462	3,979
General and administrative	1,805	1,869	4,344	4,261
Depreciation and amortization	16,259	10,679	32,351	20,458
Total operating expenses	31,019	16,040	64,101	35,509
Operating income	1,958	6,608	2,148	8,234
Other (expense) income:
Interest expense	(3,176)	(1,613)	(6,347)	(3,197)
Loss on disposition of land	—	—	(4)	—
Other income	4	4	10	8
Total other expense, net	(3,172)	(1,609)	(6,341)	(3,189)
Net (loss) income	$(1,214)	$4,999	$(4,193)	$5,045

Other comprehensive (loss) income:
Change in unrealized loss on derivative	(48)	134	(366)	(142)
Comprehensive (loss) income	$(1,262)	$5,133	$(4,559)	$4,903

Basic net (loss) income per share	$(0.01)	$0.05	$(0.04)	$0.05
Diluted net (loss) income per share	$(0.01)	$0.05	$(0.04)	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	96,866,152	$969	$859,421	$(410)	$(116,830)	$743,150
Common stock issued through distribution reinvestment plan	1,811,883	18	16,734	—	—	16,752
Common stock repurchases	(2,500)	—	(25)	—	—	(25)
Share-based compensation	—	—	15	—	—	15
Distributions declared	—	—	—	—	(31,166)	(31,166)
Net loss	—	—	—	—	(4,193)	(4,193)
Other comprehensive loss	—	—	—	(366)	—	(366)
Balance, June 30, 2016	98,675,535	$987	$876,145	$(776)	$(152,189)	$724,167

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(4,193)	$5,045
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	13,577	8,298
Amortization of in-place lease assets	18,633	12,114
Amortization of deferred costs	1,160	989
Amortization of mortgage premiums	(493)	(17)
Accretion of market lease and other intangibles, net	(1,486)	(1,181)
Bad debt expense	778	796
Fair value adjustment to contingent purchase price consideration	1,784	(13,802)
Impairment charges	—	4,434
Loss on disposition of land	4	—
Share-based compensation	15	19
Ineffective portion of derivative	3	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,483)	(7,333)
Accounts payable and accrued expenses	2,357	4,997
Deferred rent and other liabilities	(274)	816
Restricted cash	(258)	(249)
Net cash provided by operating activities	27,124	14,927
Cash flows from investing activities:
Investments in real estate and other assets	—	(202,022)
Deposits for real estate acquisitions	—	(456)
Proceeds from disposition of land	496	—
Proceeds from contingent purchase price consideration	—	13,187
Restricted cash	(477)	(308)
Capital expenditures	(2,979)	(3,603)
Net cash used in investing activities	(2,960)	(193,202)
Cash flows from financing activities:
Payments on mortgage notes payable	(549)	(181)
Proceeds from credit facility	—	70,000
Payments of deferred financing costs	—	(37)
Common stock repurchases	(5,051)	(766)
Payments of offering costs and fees related to stock issuances, net	—	(1,176)
Distributions paid	(14,532)	(12,889)
Net cash (used in) provided by financing activities	(20,132)	54,951
Net change in cash and cash equivalents	4,032	(123,324)
Cash and cash equivalents, beginning of period	40,033	170,963
Cash and cash equivalents, end of period	$44,065	$47,639

Supplemental Disclosures:
Cash paid for interest	$6,248	$2,023
Cash paid for income taxes	$192	$73

Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$16,752	$17,493
Change in accrued common stock repurchases	$(5,026)	$3,709
Change in capital improvements in accounts payable and accrued expenses	$1,501	$969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company") has acquired and owns anchored, stabilized core retail properties for investment purposes, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. The Company purchased its first property and commenced active operations in June 2012. As of June 30, 2016, the Company owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 93.1% leased.
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
As of June 30, 2016, the Company had 98.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds from the IPO and the DRIP, net of share repurchases of $978.4 million.
On March 7, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV) as of December 31, 2015, which was published on March 11, 2016. Until March 2016, the Company offered shares pursuant to the DRIP at $9.50 per share. Since April 2016, the Company has offered shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually.
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
In June 2016, the Company announced that its board of directors has established a special committee (the “Special Committee”) comprised entirely of independent directors to respond to receipt of an unsolicited proposal (the “Proposal”) from American Finance Trust, Inc. (“AFIN”), an entity sponsored by an affiliate of the Parent of the Sponsor, relating to a potential strategic transaction with AFIN (the “Proposed Transaction”). The Special Committee was established in order to consider, review and evaluate the Proposal and, if deemed appropriate, to negotiate the terms of the Proposed Transaction. The Special Committee has not undertaken, and is not authorized to undertake, a broader review of the Company’s strategic alternatives other than in connection with the Proposal or any potential conflicts of interest that may arise out of or result from the Proposal. The Special Committee has also engaged BMO Capital Markets Corp. to act as its exclusive independent financial advisor and has retained Arnold & Porter LLP as its special independent legal counsel.
The Special Committee and its financial advisors have engaged in discussions with a special committee formed by AFIN and AFIN's financial advisors in response to the Proposal. Although these discussions have progressed since receipt of the Proposal they have not resulted in a definitive agreement. There can be no assurance that the discussions and evaluation will result in a definitive agreement. The Special Committee has not made a decision whether to recommend to the board of directors that the Company enter into the Proposed Transaction, and there can be no assurances that such preliminary discussions or the Special Committee’s review of the Proposal will result in any such transaction.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2016, other than the updates described below.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. As a result, the Company reclassified $1.5 million and $1.7 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 4 — Credit Facility). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.
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
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016, electing to account for forfeitures when they occur, and determined that there was no impact to the Company’s consolidated financial position, results of operations and cash flows.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 3 — Real Estate Investments
The Company owned 35 properties, which were acquired for investment purposes, as of June 30, 2016. The following table presents the allocation of real estate assets acquired and liabilities assumed during the six months ended June 30, 2015. There were no real estate assets acquired or liabilities assumed during the six months ended June 30, 2016:

(Dollar amounts in thousands)	Six Months Ended June 30, 2015
Real estate investments, at cost:
Land	$60,590
Buildings, fixtures and improvements	129,140
Total tangible assets	189,730
Acquired intangibles:
In-place leases	27,005
Above-market lease assets	3,905
Below-market lease liabilities	(18,618)
Total intangible real estate investments, net	12,292
Cash paid for acquired real estate investments	$202,022
Number of properties purchased	8
Total acquired intangible lease assets and liabilities consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$161,464	$46,091	$115,373	$168,293	$34,298	$133,995
Above-market leases	21,764	5,856	15,908	22,583	4,547	18,036
Below-market ground lease	1,578	58	1,520	1,578	39	1,539
Total acquired intangible lease assets	$184,806	$52,005	$132,801	$192,454	$38,884	$153,570
Intangible liabilities:
Below-market lease liabilities	$83,827	$9,308	$74,519	$84,837	$6,734	$78,103
The following table presents amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
In-place leases	$9,269	$6,344	$18,633	$12,114
Total added to depreciation and amortization	$9,269	$6,344	$18,633	$12,114

Above-market lease assets	$(1,113)	$(615)	$(2,130)	$(1,198)
Below-market lease liabilities	1,868	1,248	3,671	2,398
Total added to rental income	$755	$633	$1,541	$1,200

Below-market ground lease asset	$9	$9	$19	$19
Total added to property operating expense	$9	$9	$19	$19

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	July 1, 2016 to December 31, 2016	2017	2018	2019	2020
In-place leases	$13,055	$26,626	$20,098	$13,926	$9,464
Total to be added to depreciation and amortization	$13,055	$26,626	$20,098	$13,926	$9,464

Above-market lease assets	$(1,362)	$(3,319)	$(2,459)	$(1,733)	$(1,134)
Below-market lease liabilities	2,997	6,279	5,737	5,208	4,712
Total to be added to rental income	$1,635	$2,960	$3,278	$3,475	$3,578

Below-market ground lease asset	$19	$39	$39	$39	$39
Total to be added to property operating expense	$19	$39	$39	$39	$39
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2016 to December 31, 2016	$47,046
2017	90,997
2018	78,488
2019	61,737
2020	50,142
Thereafter	188,481
$516,891
No tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2016 and 2015.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015:

	June 30,
State	2016	2015
Texas	12.6%	16.2%
North Carolina	11.8%	*
Florida	10.0%	10.8%
Minnesota	*	11.2%
Oklahoma	*	10.5%
____________________________

*	State's annualized rental income on a straight-line basis was not greater than or equal to 10.0% of consolidated annualized rental income for all properties as of the date specified.
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of June 30, 2016 and 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 4 — Credit Facility
The Company has entered into a credit facility, that provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions, as amended (the "Credit Facility"). Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $575.0 million. Borrowings under the Credit Facility, along with cash on hand from the Company’s IPO, have been used to finance acquisitions and for general corporate purposes. As of June 30, 2016, the Company's unused borrowing capacity was $20.9 million, based on the asset pool availability governed by the Credit Facility. As of June 30, 2016 and December 31, 2015, the Company had $304.0 million outstanding under the Credit Facility.
Borrowings under the Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR for the applicable interest period plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company's consolidated leverage ratio. As of June 30, 2016, the weighted average interest rate on the Credit Facility was 1.82%. The Credit Facility requires the Company to pay an unused fee per annum of 0.25% and 0.15%, if the unused balance exceeds, or is equal to or less than, 50.0% of the available facility, respectively.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2016, the Company was in compliance with the financial covenants under the Credit Facility.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2016 and December 31, 2015 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	June 30, 2016	December 31, 2015	June 30, 2016		December 31, 2015		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		3.92%		Fixed	(1)	Oct. 2018
Shops at Shelby Crossing	1	23,594	23,781	4.97%		4.97%		Fixed		Mar. 2024
Patton Creek	1	42,015	42,377	5.76%		5.76%		Fixed		Dec. 2020
Gross mortgage notes payable	5	128,396	128,945	4.76%	(2)	4.76%	(2)
Deferred financing costs, net of accumulated amortization		(1,471)	(1,694)
Mortgage notes payable, net of deferred financing costs		$126,925	$127,251
_________________________________

(1)	Fixed as a result of entering into a swap agreement.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As of June 30, 2016 and December 31, 2015, the Company had pledged $216.3 million and $219.5 million, respectively, in real estate investments as collateral for these mortgage notes payable. This collateral is not available to satisfy other debts and obligations until the mortgage notes payable obligations have been satisfied.
The following table summarizes the scheduled aggregate principal payments for the Company's aggregate long-term debt obligations for the five years subsequent to June 30, 2016:

(In thousands)	Future Principal Payments on Mortgage Notes Payable	Future Principal Payments on Credit Facility	Total Future Principal Payments on Long-Term Debt Obligations
July 1, 2016 to December 31, 2016	$564	$—	$564
2017	1,185	—	1,185
2018	64,039	304,000	368,039
2019	1,322	—	1,322
2020	39,609	—	39,609
Thereafter	21,677	—	21,677
	$128,396	$304,000	$432,396
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2016
Interest rate swap	$—	$(784)	$—	$(784)
December 31, 2015
Interest rate swap	$—	$(415)	$—	$(415)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016. There were no transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2016.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2016	June 30, 2016	December 31, 2015	December 31, 2015
Gross mortgage notes payable and mortgage premiums, net	3	$131,196	$134,215	$133,709	$134,707
Credit Facility	3	$304,000	$304,000	$304,000	$304,000
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
June 30, 2016
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
As of June 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	June 30, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(784)	$(415)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(149)	$10	$(570)	$(389)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(101)	$(124)	$(204)	$(247)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$—	$1	$(3)	$(1)
_________________________________
* The Company reclassified approximately $3,000 and $1,000 of other comprehensive loss, net to interest expense during the six months ended June 30, 2016 and June 30, 2015, respectively, which represented the ineffective portion of the change in fair value of the derivative. The Company reclassified approximately $1,000 of other comprehensive income, net to interest expense during the three months ended June 30, 2015. There was no net gain or loss recognized during the three months ended June 30, 2016 as a result of reclassification of other comprehensive income and other comprehensive loss, net.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2016	$(784)	$—	$(784)	$—	$—	$(784)
December 31, 2015	$(415)	$—	$(415)	$—	$—	$(415)
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of June 30, 2016 and December 31, 2015, the Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2016, the fair value of derivatives in a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.8 million. As of June 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.8 million at June 30, 2016.
Note 8 — Common Stock
As of June 30, 2016 and December 31, 2015, the Company had 98.7 million and 96.9 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
In September 2011, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.0017534247 per day, which is equivalent to $0.64 per annum, per share of common stock. Distributions began to accrue on June 8, 2012, the date of the Company's initial property acquisition. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.64 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0017486339 per day per share of common stock, effective January 1, 2016, to reflect that 2016 is a leap year. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
June 30, 2016
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
On June 29, 2016, in consideration of the continued evaluation of the Proposal by the Special Committee and its advisors, the board of directors of the Company determined to amend the SRP to provide for one twelve-month repurchase period for calendar year 2016 instead of two semi-annual periods ending June 30 and December 31. The annual limit on repurchases under the SRP remains unchanged and continues to be limited to a maximum of 5.0% of the weighted average number of shares of common stock of the Company outstanding during its prior fiscal year and subject to the terms and limitations set forth in the SRP. Following calendar year 2016, the repurchase periods will return to two semi-annual periods and applicable limitations set forth in the SRP.
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
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the share repurchases cumulatively through June 30, 2016:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	1,355,162	$9.48
Six months ended June 30, 2016	2,500	10.00
Cumulative repurchases as of June 30, 2016	1,357,662	$9.48

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

During the six months ended June 30, 2016, 2.5 million shares have been requested for repurchase and are not yet fulfilled. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All of these requests will continue to be subject to the annual limit on repurchases under the SRP, which is a maximum of 4.8 million shares, representing 5.0% of the weighted average number of shares of common stock of the Company outstanding during the fiscal year ended December 31, 2015, and subject to the other terms and limitations set forth in the SRP, including the Company's board of directors' right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend, suspend or terminate the DRIP immediately upon (i) the Company's public announcement of such amendment, suspension or termination and (ii) the Company's mailing of a notice regarding the amendment, suspension or termination to each DRIP participant. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  During the six months ended June 30, 2016, the Company issued 1.8 million shares of common stock with a value of $16.8 million pursuant to the DRIP.
Note 9 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into a ground lease agreement related to a certain acquisition with a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
July 1, 2016 to December 31, 2016	$255
2017	514
2018	524
2019	535
2020	546
Thereafter	9,376
$11,750
Total ground rent expense was $0.3 million during the six months ended June 30, 2016 and 2015. Total ground rent expense was $0.2 million and $0.1 million during the three months ended June 30, 2016 and 2015, respectively.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. On April 29, 2016, the Company filed its proxy statement (the "Proxy Statement") for its 2016 annual meeting of stockholders (the "Annual Meeting"). Among other things, the Proxy Statement contained proposals soliciting the approval of certain amendments to the Company’s charter (the "Charter"). On May 26, 2016, a lawsuit (the "Derivative Litigation") was brought in the United States District Court for the Southern District of New York by Stuart Simpson, individually on behalf of himself and derivatively on behalf of the Company, against the Company's board of directors seeking an injunction of the stockholder vote at the Annual Meeting unless and until the Company addressed certain alleged misstatements or deficiencies in the Proxy Statement relating to certain of the proposals relating to certain of the proposed amendments to the Charter (the "Withdrawn Charter Amendment Proposals"). The Derivative Litigation was filed after disclosure in the press regarding a potential transaction. In light of the continued evaluation of the Proposal by the Special Committee and its advisors including discussions between the Special Committee and the special committee formed by AFIN, and taking into account, among other things, the Derivative Litigation, the Company decided to withdraw the Withdrawn Charter Amendment Proposals from the agenda for the Annual Meeting and the Proxy Statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

On June 8, 2016, the Company's board of directors entered into a memorandum of understanding (the "MOU") to settle the Derivative Litigation. Pursuant to the MOU, the Derivative Litigation will be stayed pending approval by the court of a definitive settlement agreement, after which the case will be dismissed with prejudice. The Company believes that the Derivative Litigation is without merit, but the ultimate outcome of such matter cannot be predicted with certainty. Despite the existence of the MOU, no definitive settlement agreement has been reached and neither the outcome of the Derivative Litigation nor an estimate of a probable loss or any reasonable possible losses are determinable at this time. No provisions for such losses have been recorded in the accompanying consolidated financial statements for the three and six months ended June 30, 2016.
There are no other material legal or regulatory proceedings pending or known to be contemplated against the Company.
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
Note 10 — Related Party Transactions and Arrangements
The Sponsor and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 200,720 and 242,222 shares of the Company's outstanding common stock as of June 30, 2016 and December 31, 2015, respectively. The Company is the sole general partner and holds substantially all the units of limited partner interest in the OP ("OP Units"). The Advisor, a limited partner in the OP, holds 202 OP Units as of June 30, 2016 and December 31, 2015, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO. American National Stock Transfer, LLC ("ANST"), a subsidiary of the parent company of the Former Dealer Manager, provided other general professional services through January 2016. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was under common control with the Parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
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
June 30, 2016
(Unaudited)

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
When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of June 30, 2016, the Company could not determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it received in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of June 30, 2016, the Company's board of directors has approved the issuance of and the OP has issued 479,802 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with operational and administrative services; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. During the three and six months ended June 30, 2016, the Company incurred $0.4 million and $1.1 million, respectively, of reimbursements from the Advisor for providing operational and administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss. No reimbursements were made to the Advisor for providing administrative services during the three and six months ended June 30, 2015.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs or property operating costs of the Company were absorbed by the Advisor during the three and six months ended June 30, 2016 and 2015.
The following table details amounts incurred during the three and six months ended June 30, 2016 and 2015 and amounts contractually due as of June 30, 2016 and December 31, 2015 in connection with the operations related services described above. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor's exclusive service agreement with Lincoln:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(In thousands)	2016	2015	2016	2015	June 30, 2016	December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$2,644	$—	$3,038	$—	$—
Ongoing fees:
Asset management fees	2,248	1,457	4,495	1,457	—	—
Property management and leasing fees	1,519	1,243	3,066	2,178	350	452
Professional fees and other reimbursements	643	1,061	1,383	1,915	385	376
Distributions on Class B Units	74	68	147	95	—	—
Total related party operation fees and reimbursements	$4,484	$6,473	$9,091	$8,683	$735	$828
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
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Parent of the Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Fees and Participations Paid in Connection with Liquidation or Listing
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts were incurred during the three and six months ended June 30, 2016 and 2015.
The Advisor is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and six months ended June 30, 2016 and 2015.
If the Company's shares of common stock are listed on a national securities exchange, the Advisor will be entitled to receive a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such distribution was incurred during the three and six months ended June 30, 2016 and 2015. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for stock options granted to the independent directors under the Plan will be equal to the fair market value, as defined in the Plan, of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2016 and December 31, 2015, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The following table reflects restricted share award activity for the six months ended June 30, 2016:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2015	11,400	$9.00
Vested	(1,800)	9.00
Unvested, June 30, 2016	9,600	$9.00
As of June 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 2.6 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $8,000 and $9,000 during the three months ended June 30, 2016 and 2015, respectively. Compensation expense related to restricted stock was approximately $15,000 and $19,000 during the six months ended June 30, 2016 and 2015, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the six months ended June 30, 2016 and 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 13 — Net (Loss) Income Per Share
 The following is a summary of the basic and diluted net (loss) income per share computation for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Computation of Basic Net (Loss) Income Per Share:
Basic net (loss) income	$(1,214)	$4,999	$(4,193)	$5,045
Basic weighted-average shares outstanding	98,359,167	95,915,695	97,903,996	95,480,309
Basic net (loss) income per share	$(0.01)	$0.05	$(0.04)	$0.05

Computation of Diluted Net Income (Loss) Per Share:
Basic net (loss) income	$(1,214)	$4,999	$(4,193)	$5,045
Adjustments to net income (loss) for common share equivalents	—	(101)	—	(101)
Diluted net income (loss)	$(1,214)	$4,898	$(4,193)	$4,944

Basic weighted-average shares outstanding	98,359,167	95,915,695	97,903,996	95,480,309
Shares of unvested restricted stock (1)	—	14,051	—	14,771
OP Units	—	202	—	202
Diluted weighted-average shares outstanding	98,359,167	95,929,948	97,903,996	95,495,282

Diluted net (loss) income per share	$(0.01)	$0.05	$(0.04)	$0.05
_____________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 9,600 and 12,000 shares of unvested restricted stock outstanding as of June 30, 2016 and 2015, respectively.

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted stock, OP Units and Class B Units to be common share equivalents, and thus were included in the calculation of diluted net income per share for the three and six months ended June 30, 2015 to the extent their effect was dilutive. The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Unvested restricted stock	10,905	11,153
OP Units	202	202
Class B Units	479,802	479,802
Total common stock equivalents	490,909	491,157
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital — Retail Centers of America, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail Operating Partnership, L.P. (the "OP"), a Delaware limited partnership, and its wholly-owned subsidiaries. The Company is externally managed by American Realty Capital Retail Advisor, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meanings ascribed to those terms in "Part I — Financial Information" within the notes to the accompanying consolidated financial statements.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have announced that our board of directors has established a special committee (the “Special Committee”) comprised entirely of independent directors to respond to receipt of an unsolicited proposal (the “Proposal”) from American Finance Trust, Inc. (“AFIN”), an entity sponsored by an affiliate of AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global” or the “Parent of our Sponsor”), the parent of our sponsor, American Realty Capital IV, LLC (our “Sponsor”), relating to a potential strategic transaction with AFIN (the “Proposed Transaction”). The Special Committee has not made a decision whether to recommend to our board of directors that we enter into the Proposed Transaction, and there can be no assurances that such preliminary discussions or the Special Committee’s review of the Proposal will result in any such transaction.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Realty Capital Retail Advisor, LLC, (our "Advisor"), or other entities affiliated with the Parent of our Sponsor. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us, which could negatively impact our operating results.

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
Overview
We have acquired and own anchored, stabilized core retail properties for investment purposes, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. We purchased our first property and commenced active operations in June 2012. As of June 30, 2016, we owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 93.1% leased.
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
As of June 30, 2016, we had 98.7 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP and had received total proceeds from the IPO and the DRIP, net of share repurchases of $978.4 million.
On March 7, 2016, our board of directors approved an estimated net asset value per share of our common stock ("Estimated Per-Share NAV) equal to $9.00 as of December 31, 2015, which was published on March 11, 2016. Until March 2016, we offered shares pursuant to the DRIP at $9.50 per share. Since April 2016, we have offered shares pursuant to the DRIP at the then-current Estimated Per-Share NAV. We intend to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of our board of directors, provided that such valuations will be made at least once annually.
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
In June 2016, we announced that our board of directors has established the Special Committee comprised entirely of independent directors to respond to receipt of the Proposal from AFIN relating to the Proposed Transaction. The Special Committee was established in order to consider, review and evaluate the Proposal and, if deemed appropriate, to negotiate the terms of the Proposed Transaction. The Special Committee has not undertaken, and is not authorized to undertake, a broader review of our strategic alternatives other than in connection with the Proposal or any potential conflicts of interest that may arise out of or result from the Proposal. The Special Committee has also engaged BMO Capital Markets Corp. to act as its exclusive independent financial advisor and has retained Arnold & Porter LLP as its special independent legal counsel.
The Special Committee and its financial advisors have engaged in discussions with a special committee formed by AFIN and AFIN's financial advisors in response to the Proposal. Although these discussions have progressed since receipt of the Proposal they have not resulted in a definitive agreement. There can be no assurance that the discussions and evaluation will result in a definitive agreement. The Special Committee has not made a decision whether to recommend to our board of directors that we enter into the Proposed Transaction, and there can be no assurances that such preliminary discussions or the Special Committee’s review of the Proposal will result in any such transaction.

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

Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. As of June 30, 2015, we had $0.5 million of land held for sale. There were no assets held for sale as of June 30, 2016.
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

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the Securities and Exchange Commission ("SEC") staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. As a result, we reclassified $1.5 million and $1.7 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. As permitted under the revised guidance, we elected to not reclassify the deferred debt issuance costs associated with our Credit Facility. The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on our accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.
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
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016, electing to account for forfeitures when they occur, and determined that there was no impact to our consolidated financial position, results of operations and cash flows.
Properties
As of June 30, 2016, we owned 35 properties, comprised of 7.5 million rentable square feet that were 93.1% leased with a weighted-average remaining lease term of 5.3 years.

Our portfolio is comprised of the following real estate properties as of June 30, 2016:

Property	Acquisition Date	Property Type	Rentable Square Feet	Percentage Leased	Remaining Lease Term (1)

Liberty Crossing	Jun. 2012	Power Center	105,970	93.8%	3.0
San Pedro Crossing	Dec. 2012	Power Center	201,965	100.0%	4.1
Tiffany Springs MarketCenter	Sep. 2013	Power Center	246,419	74.3%	5.0
The Streets of West Chester	Apr. 2014	Lifestyle Center	236,842	90.4%	5.4
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	7.9
Southway Shopping Center	Jun. 2014	Power Center	181,809	94.4%	3.6
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	4.1
Northwoods Marketplace	Aug. 2014	Power Center	236,078	97.1%	3.8
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	3.0
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	94.7%	4.7
Shops at Shelby Crossing	Sep. 2014	Power Center	236,081	97.9%	2.7
Shoppes of West Melbourne	Sep. 2014	Power Center	144,484	95.8%	4.7
The Centrum	Sep. 2014	Power Center	270,747	93.5%	3.4
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	100.0%	3.2
Southroads Shopping Center	Oct. 2014	Power Center	436,936	71.7%	5.0
Parkside Shopping Center	Nov. 2014 & Dec. 2015 (2)	Power Center	181,612	93.1%	6.4
West Lake Crossing	Nov. 2014	Power Center	75,928	90.2%	4.9
Colonial Landing	Dec. 2014	Power Center	263,559	98.5%	4.0
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	76.5%	8.6
Township Marketplace	Dec. 2014	Power Center	298,630	96.2%	2.9
Cross Pointe Centre	Mar. 2015	Power Center	226,089	100.0%	10.6
Towne Center Plaza	Apr. 2015	Power Center	94,096	100.0%	6.6
Harlingen Corners	May 2015	Power Center	217,772	96.2%	5.5
Bison Hollow	Jun. 2015	Power Center	134,798	100.0%	6.3
Pine Ridge Plaza	Jun. 2015	Power Center	239,492	95.2%	3.3
Village at Quail Springs	Jun. 2015	Power Center	100,404	100.0%	2.7
Jefferson Commons	Jun. 2015	Power Center	205,918	93.4%	9.5
Northpark Center	Jun. 2015	Power Center	318,327	99.2%	4.2
Anderson Station	Jul. 2015	Power Center	243,550	97.2%	2.9
Patton Creek	Aug. 2015	Power Center	491,294	95.1%	5.1
North Lakeland Plaza	Sep. 2015	Power Center	171,397	100.0%	4.2
Riverbend Marketplace	Sep. 2015	Power Center	142,617	97.2%	6.6
Montecito Crossing	Sep. 2015	Power Center	179,721	96.6%	5.4
Best on the Boulevard	Sep. 2015	Power Center	204,568	100.0%	4.8
Shops at RiverGate South	Sep. 2015	Power Center	140,703	97.8%	9.3
Portfolio, June 30, 2016			7,479,163	93.1%	5.3
_____________________

(1)	Remaining lease term in years as of June 30, 2016, calculated on a weighted-average basis.

(2)	Parkside Shopping Center was purchased in November 2014 with two additional parcels purchased in December 2015.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of June 30, 2016, we owned 35 properties, which were acquired for investment purposes, with an aggregate base purchase price of $1.2 billion, comprised of 7.5 million rentable square feet that were 93.1% leased.

Comparison of the Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
As of April 1, 2015, we owned 21 properties (our "Three Month Same Store") with an aggregate base purchase price of $747.5 million, comprised of 4.5 million rentable square feet. We have acquired 14 properties since April 1, 2015 for an aggregate base purchase price of $441.0 million, comprised of 3.0 million rentable square feet (our "Acquisitions Since April 1, 2015"). Accordingly, our results of operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 reflect significant increases in most categories.
During the three months ended June 30, 2016, we entered into four new leases comprising a total of approximately 10,000 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.2 million, representing average rent per square foot of $21.19. In addition, we executed renewals on 17 leases comprising a total of approximately 0.1 million rentable square feet. These leases will generate annualized rental income on a straight-line basis of $2.1 million, representing average rent per square foot of $16.50. Prior to the renewals, the average annualized rental income on a straight-line basis was $15.53 per square foot. The one-time cost of executing the new leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $3.34 per square foot.
Rental Income
Rental income increased $7.8 million to $25.5 million for the three months ended June 30, 2016, compared to $17.7 million for the three months ended June 30, 2015. This increase in rental income was primarily due to our Acquisitions Since April 1, 2015, which resulted in an increase in rental income of $8.6 million for the three months ended June 30, 2016. This increase in rental income was partially offset by a decrease in our Three Month Same Store rental income of $0.8 million, primarily due to certain lease terminations at the Shops at West End and Tiffany Springs MarketCenter. The percentage of rentable square feet leased at the Shops at West End decreased from 92.6% as of April 1, 2015 to 76.5% as of June 30, 2016. The percentage of rentable square feet leased at Tiffany Springs MarketCenter decreased from 90.3% as of April 1, 2015 to 74.3% as of June 30, 2016.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $2.5 million to $7.5 million for the three months ended June 30, 2016, compared to $5.0 million for the three months ended June 30, 2015. This increase in operating expense reimbursements was primarily due to our Acquisitions Since April 1, 2015, which resulted in a $2.0 million increase for the three months ended June 30, 2016. In addition, Three Month Same Store operating expense reimbursements increased $0.5 million for the three months ended June 30, 2016. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Asset Management Fees to Related Party
Asset management fees to related party increased $0.7 million to $2.2 million for the three months ended June 30, 2016, compared to $1.5 million for the three months ended June 30, 2015. This increase is due to our Acquisitions Since April 1, 2015, as the amount of asset management fees to related party is based on the cost of our assets. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement.
Property Operating Expenses
Property operating expenses increased $2.3 million to $10.3 million for the three months ended June 30, 2016, compared to $8.0 million for the three months ended June 30, 2015. This increase in property operating expenses was primarily due to our Acquisitions Since April 1, 2015, which resulted in a $2.7 million increase for the three months ended June 30, 2016. This increase was partially offset by a decrease in Three Month Same Store property operating expenses of $0.4 million, primarily driven by rent receivables written off during the three months ended June 30, 2015 in connection with an unsuccessful contractual arrangement associated with the acquisition of the Shops at West End. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $4.4 million of impairment charges during the three months ended June 30, 2015. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No impairment charges were incurred during the three months ended June 30, 2016.
Fair Value Adjustment to Contingent Purchase Price Consideration
During the three months ended June 30, 2015, we recorded a $13.8 million fair value adjustment to contingent purchase price consideration in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No such fair value adjustments were made during the three months ended June 30, 2016.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased $3.0 million to $0.4 million for the three months ended June 30, 2016, compared to $3.4 million for the three months ended June 30, 2015. Acquisition and transaction related expenses for the three months ended June 30, 2016 were primarily due to costs incurred in connection with the Special Committee's review of strategic alternatives. Acquisition and transaction related expenses for the three months ended June 30, 2015 primarily related to our acquisition of seven properties with an aggregate base purchase price of $175.8 million.
General and Administrative Expenses
General and administrative expenses decreased $0.1 million to $1.8 million for the three months ended June 30, 2016, compared to $1.9 million for the three months ended June 30, 2015. This decrease primarily related to a decrease in legal fees of $0.3 million and a decrease in transfer agent fees of $0.2 million. These decreases were partially offset by reimbursements of operational and administrative costs to our Advisor of $0.4 million during the three months ended June 30, 2016, which the Advisor began requesting beginning in the third quarter of 2015.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $5.6 million to $16.3 million for the three months ended June 30, 2016, compared to $10.7 million for the three months ended June 30, 2015. This increase was primarily attributable to our Acquisitions Since April 1, 2015. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.6 million to $3.2 million for the three months ended June 30, 2016, compared to $1.6 million for the three months ended June 30, 2015. This increase primarily related to an increase in our weighted-average mortgage notes payable outstanding as well our weighted-average borrowings on our Credit Facility. The following table presents the weighted-average balances of our fixed-rate debt and Credit Facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the three months ended June 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Three Months Ended June 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$128,532	$1,524	4.76%	$86,794	$924	4.28%
Credit Facility	$304,000	1,389	1.80%	$17,500	225	1.54%
Amortization of deferred financing costs		509			473
Amortization of mortgage premiums		(246)			(9)
Interest Expense		$3,176			$1,613
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
As of January 1, 2015, we owned 20 properties (our "Six Month Same Store") with an aggregate base purchase price of $721.3 million, comprised of 4.3 million rentable square feet. We have acquired 15 properties since January 1, 2015 for an aggregate base purchase price of $467.2 million, comprised of 3.2 million rentable square feet (our "Acquisitions Since January 1, 2015"). Accordingly, our results of operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 reflect significant increases in most categories.
During the six months ended June 30, 2016, we entered into nine new leases comprising a total of approximately 21,000 rentable square feet. These leases will generate annualized rental income on a straight-line basis of $0.4 million, representing average rent per square foot of $19.28. In addition, we executed renewals on 31 leases comprising a total of 0.2 million rentable square feet. These leases will generate annualized rental income on a straight-line basis of $3.2 million, representing average rent per square foot of $15.95. Prior to the renewals, the average annualized rental income on a straight-line basis was $14.84 per square foot. The one-time cost of executing the new leases and renewals, including leasing commissions, tenant improvement costs and tenant concessions, was $3.16 per square foot.

Rental Income
Rental income increased $17.3 million to $51.1 million for the six months ended June 30, 2016, compared to $33.8 million for the six months ended June 30, 2015. This increase in rental income was primarily due to our Acquisitions Since January 1, 2015, which resulted in an increase in rental income of $18.5 million for the six months ended June 30, 2016. This increase in rental income was partially offset by a decrease in our Six Month Same Store rental income of $1.2 million, primarily due to certain lease terminations at the Shops at West End and Tiffany Springs MarketCenter. The percentage of rentable square feet leased at the Shops at West End decreased from 92.6% as of January 1, 2015 to 76.5% as of June 30, 2016. The percentage of rentable square feet leased at Tiffany Springs MarketCenter decreased from 89.4% as of January 1, 2015 to 74.3% as of June 30, 2016.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $5.2 million to $15.1 million for the six months ended June 30, 2016, compared to $9.9 million for the six months ended June 30, 2015. This increase in operating expense reimbursements was primarily due to our Acquisitions Since January 1, 2015, which resulted in a $4.5 million increase for the six months ended June 30, 2016. In addition, Six Month Same Store operating expense reimbursements increased $0.7 million for the six months ended June 30, 2016. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Asset Management Fees to Related Party
Asset management fees to related party increased $3.0 million to $4.5 million for the six months ended June 30, 2016, compared to $1.5 million for the six months ended June 30, 2015. This increase is partially due to our Acquisitions Since January 1, 2015, as the amount of asset management fees to related party is based on the cost of our assets. In addition, there were no asset management fees to related party during the three months ended March 31, 2015, as we caused the OP to issue to the Advisor performance-based restricted partnership units of the OP ("Class B Units") in lieu of asset management fees prior to April 1, 2015. See Note 10 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement.
Property Operating Expenses
Property operating expenses increased $6.0 million to $20.7 million for the six months ended June 30, 2016, compared to $14.7 million for the six months ended June 30, 2015. This increase in property operating expenses was primarily due to our Acquisitions Since January 1, 2015, which resulted in a $5.8 million increase for the six months ended June 30, 2016. In addition, Six Month Same Store property operating expenses increased by $0.2 million, which primarily related to an increase in real estate taxes and property management costs, partially offset by rent receivables written off during the three months ended June 30, 2015 in connection with an unsuccessful contractual arrangement associated with the acquisition of the Shops at West End. Property operating expenses primarily relate to the costs associated with maintaining our properties including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.
Impairment Charges
We incurred $4.4 million of impairment charges during the six months ended June 30, 2015. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No impairment charges were incurred during the six months ended June 30, 2016.
Fair Value Adjustment to Contingent Purchase Price Consideration
During the six months ended June 30, 2016, we recorded a $1.8 million fair value adjustment related to previously unrecognized contingent purchase price consideration in connection with the acquisition of Harlingen Corners. During the six months ended June 30, 2015, we recorded a $13.8 million fair value adjustment to contingent purchase price consideration in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased $3.5 million to $0.5 million for the six months ended June 30, 2016, compared to $4.0 million for the six months ended June 30, 2015. Acquisition and transaction related expenses for the six months ended June 30, 2016 were primarily due to costs incurred in connection with the Special Committee's review of strategic alternatives. Acquisition and transaction related expenses for the six months ended June 30, 2015 primarily related to our acquisition of eight properties with an aggregate base purchase price of $201.9 million.

General and Administrative Expenses
General and administrative expenses remained constant at $4.3 million for the six months ended June 30, 2016 and 2015. There was a decrease in audit fees of $0.6 million, a decrease in legal fees of $0.5 million and a decrease in transfer agent fees of $0.2 million. These decreases were offset by reimbursements of operational and administrative costs to our Advisor of $1.1 million during the six months ended June 30, 2016, which the Advisor began requesting beginning in the third quarter of 2015, as well as an increase in accounting fees incurred from Lincoln of $0.2 million.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $11.9 million to $32.4 million for the six months ended June 30, 2016, compared to $20.5 million for the six months ended June 30, 2015. This increase was primarily attributable to our Acquisitions Since January 1, 2015, which resulted in an increase in depreciation and amortization expenses of $11.3 million for the six months ended June 30, 2016. Additionally, our Six Month Same Store depreciation and amortization expense increased $0.6 million, primarily due to the accelerated amortization of in-place lease assets associated with tenant turnover. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $3.1 million to $6.3 million for the six months ended June 30, 2016, compared to $3.2 million for the six months ended June 30, 2015. This increase primarily related to an increase in our weighted-average mortgage notes payable outstanding as well our weighted-average borrowings on our Credit Facility. The following table presents the weighted-average balances of our fixed-rate debt and Credit Facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the six months ended June 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Six Months Ended June 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$128,672	$3,056	4.76%	$86,841	$1,843	4.28%
Credit Facility	$304,000	2,765	1.79%	$10,000	428	1.54%
Amortization of deferred financing costs		1,019			943
Amortization of mortgage premiums		(493)			(17)
Interest Expense		$6,347			$3,197
Cash Flows for the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, net cash provided by operating activities was $27.1 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Operating cash inflows primarily related to net loss adjusted for non-cash items of $29.8 million (net loss of $4.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets, fair value adjustment to contingent purchase price consideration, amortization of deferred costs, share-based compensation, the ineffective portion of derivative, loss on disposition of land and bad debt expense, partially offset by amortization of mortgage premium and accretion of market lease and other intangibles, totaling $34.0 million), and an increase in accounts payable and accrued expenses of $2.4 million. Operating cash inflows were partially offset by an increase in prepaid expenses and other assets of $4.5 million resulting from rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements, as well as an decrease in deferred rent of $0.3 million and an increase in restricted cash of $0.3 million.
Net cash used in investing activities during the six months ended June 30, 2016 of $3.0 million included $3.0 million related to capital expenditures and $0.5 million related to cash restricted for capital expenditures. Investing cash outflows were partially offset by proceeds from the disposition of land of $0.5 million.
Net cash used in financing activities during the six months ended June 30, 2016 of $20.1 million primarily related to cash distributions of $14.5 million, common stock repurchases based on requests made during 2015 and completed during the first quarter of 2016 of $5.1 million and principal payments on our mortgage notes of $0.5 million.

Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash provided by operating activities was $14.9 million. The level of cash flows provided by or used in operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows primarily related to net income adjusted for non-cash items of $16.7 million (net income of $5.0 million adjusted for depreciation and amortization of tangible and intangible real estate assets, impairment charges, amortization of deferred costs, share-based compensation and the ineffective portion of derivative, partially offset by fair value adjustment to contingent purchase price obligation and amortization of mortgage premium, totaling $11.7 million), an increase in accounts payable and accrued expenses of $5.0 million and an increase in deferred rent and other liabilities of $0.8 million due to the timing of the receipt of rental payments and payment of our expenses. Cash inflows were partially offset by an increase in prepaid expenses and other assets of $7.3 million resulting from rent receivables and unbilled rent receivables recorded in accordance with straight-line basis accounting, prepaid insurance and accrued income for real estate tax reimbursements, as well as an increase in restricted cash of $0.2 million.
Net cash used in investing activities during the six months ended June 30, 2015 of $193.2 million included $202.0 million related to property acquisitions, $3.6 million related to capital expenditures, $0.5 million related to deposits for future real estate acquisitions and an increase in restricted cash of $0.3 million. Cash outflows were partially offset by proceeds from contingent consideration of $13.2 million.
Net cash provided by financing activities during the six months ended June 30, 2015 of $55.0 million primarily related to proceeds from our credit facility of $70.0 million, partially offset by cash distributions of $12.9 million, payments related to offering costs of $1.2 million and common stock repurchases of $0.8 million.
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $44.1 million. Our principal demands for funds will continue to be for capital expenditures, the payment of operating expenses, distributions to our stockholders, the payment of principal and interest on our outstanding indebtedness and repurchases of our common stock pursuant to the share repurchase program (as amended and restated, the "SRP").
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
Availability of borrowings under our Credit Facility for any period is based on the lower of (i) 60% of the asset value pool of eligible unencumbered real estate assets that comprises our borrowing base, (ii) the amount that would cause the debt service coverage ratio of the borrowing base for the last four fiscal quarters to exceed 1.5 times, and (iii) the aggregate commitments under the Credit Facility, which allow for up to $325.0 million in borrowings with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP may increase commitments under the Credit Facility to up to $575.0 million under certain circumstances and to the extent agreed to by our lenders. As of June 30, 2016, our unused borrowing capacity was $20.9 million, based on the aggregate commitments under the Credit Facility. As of June 30, 2016 and December 31, 2015, we had $304.0 million outstanding under the Credit Facility.
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
As of June 30, 2016, our leverage ratio (total debt divided by total assets) approximated 34.5%.
Our board of directors has adopted the SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available. See Note 8 — Common Stock for more information on terms and conditions of the SRP.
During the six months ended June 30, 2016, 2.5 million shares have been requested for repurchase and are not yet fulfilled. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All of these requests will continue to be subject to the annual limit on repurchases under the SRP, which is a maximum of 4.8 million shares, representing 5.0% of the weighted average number of shares of our common stock outstanding during the fiscal year ended December 31, 2015, and subject to the other terms and limitations set forth in the SRP, including our board of directors' right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and accretion of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
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
The below table reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2016	June 30, 2016	June 30, 2016
Net loss (in accordance with GAAP)	$(2,979)	$(1,214)	$(4,193)
Loss on disposition of land	4	—	4
Depreciation and amortization	16,092	16,259	32,351
FFO	13,117	15,045	28,162
Acquisition and transaction related fees and expenses	63	399	462
Amortization of mortgage premiums	(247)	(246)	(493)
Accretion of market lease and other intangibles, net	(759)	(727)	(1,486)
Mark-to-market adjustments	3	—	3
Straight-line rent	(603)	(569)	(1,172)
Fair value adjustment to contingent purchase price consideration	1,784	—	1,784
MFFO	$13,358	$13,902	$27,260

Distributions
In September 2011, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.0017534247 per day, which is equivalent to $0.64 per annum, per share of common stock. Distributions began to accrue on June 8, 2012, the date of our initial property acquisition. In March 2016, our board of directors ratified the existing distribution amount equivalent to $0.64 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0017486339 per day per share of common stock, effective January 1, 2016, to reflect that 2016 is a leap year.
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
During the six months ended June 30, 2016, distributions paid to common stockholders totaled $31.3 million, inclusive of $16.8 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the six months ended June 30, 2016, cash used to pay distributions was generated from cash flows from operations and proceeds received from common stock issued under the DRIP.
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended				Six Months Ended
	March 31, 2016		June 30, 2016		June 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions	$15,505		$15,779		$31,284

Source of distribution coverage:
Cash flows provided by operations	$12,028	77.6%	$7,524	47.7%	$19,552	62.5%
Proceeds from common stock issued through the DRIP	3,477	22.4%	8,255	52.3%	11,732	37.5%
Total source of distribution coverage	$15,505	100.0%	$15,779	100.0%	$31,284	100.0%

Cash flows provided by operations (GAAP basis)	$13,613		$13,511		$27,124
Net loss (in accordance with GAAP)	$(2,979)		$(1,214)		$(4,193)
For the six months ended June 30, 2016, cash flows provided by operations were $27.1 million. As shown in the table above, we funded distributions with cash flows provided by operations and proceeds received from common stock issued under the DRIP.
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
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2016, we were in compliance with the financial covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of June 30, 2016, our leverage ratio (total debt divided by total assets) was 34.5%.
Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2016:

		July 1 to December 31,	Years Ended December 31,
(In thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Principal on gross mortgage notes payable	$128,396	$564	$65,224	$40,931	$21,677
Interest on mortgage notes payable	24,120	3,058	10,972	6,721	3,369
Credit Facility	304,000	—	304,000	—	—
Interest on Credit Facility	13,671	2,843	10,828	—	—
Ground lease rental payments due	11,750	255	1,038	1,081	9,376
	$481,937	$6,720	$392,062	$48,733	$34,422
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
Related-Party Transactions and Agreements
Please see Note 10 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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
As of June 30, 2016, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $131.2 million and a fair value of $134.2 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.5 million.
As of June 30, 2016, our variable-rate debt consisted of our Credit Facility, which had a carrying and fair value of $304.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on our variable-rate Credit Facility would increase or decrease our interest expense by $3.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of June 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading "Litigation and Regulatory Matters" in Note 9 — Commitments and Contingencies to our consolidated financial statements is incorporated by reference into this Part II, Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
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
The following table summarizes the repurchases of shares under the SRP cumulatively through June 30, 2016:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2015	1,355,162	$9.48
Six months ended June 30, 2016	2,500	10.00
Cumulative repurchase requests as of June 30, 2016	1,357,662	$9.48
During the six months ended June 30, 2016, 2.5 million shares have been requested for repurchase and are not yet fulfilled. These shares, and all additional shares requested prior to December 31, 2016 will be considered for repurchase, to the extent the requests are not withdrawn by December 31, 2016. All of these requests will continue to be subject to the annual limit on repurchases under the SRP, which is a maximum of 4.8 million shares, representing 5.0% of the weighted average number of shares of our common stock outstanding during the fiscal year ended December 31, 2015, and subject to the other terms and limitations set forth in the SRP, including our board of directors' right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: August 12, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

99.1(1)	Amendment to Amended and Restated Share Repurchase Program
99.2(1)	Amendment to Distribution Reinvestment Plan
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________________

*	Filed herewith.
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2016.