Form 10-Q
period 2016-09-30
AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA, INC.
filed 2016-11-14
CIK 1500554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 99,268,676 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$273,375	$274,993
Buildings, fixtures and improvements	819,806	815,568
Acquired intangible lease assets	181,655	192,454
Total real estate investments, at cost	1,274,836	1,283,015
Less: accumulated depreciation and amortization	(106,537)	(68,221)
Total real estate investments, net	1,168,299	1,214,794
Cash and cash equivalents	45,152	40,033
Restricted cash	5,105	4,828
Prepaid expenses and other assets	26,423	17,629
Deferred costs, net	7,140	7,369
Land held for sale	—	500
Total assets	$1,252,119	$1,285,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable, net of deferred financing costs	$126,762	$127,251
Mortgage premiums, net	4,023	4,764
Credit facility	304,000	304,000
Below-market lease liabilities, net	72,707	78,103
Derivatives, at fair value	567	415
Accounts payable and accrued expenses (including $887 and $828 due to related parties as of September 30, 2016 and December 31, 2015, respectively)	24,188	18,216
Deferred rent and other liabilities	3,917	3,958
Distributions payable	5,209	5,296
Total liabilities	541,373	542,003
Preferred stock, $0.01 par value per share, 50,000,000 authorized, none issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 99,268,681 and 96,866,152 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	993	969
Additional paid-in capital	881,443	859,421
Accumulated other comprehensive loss	(561)	(410)
Accumulated deficit	(171,129)	(116,830)
Total stockholders' equity	710,746	743,150
Total liabilities and stockholders' equity	$1,252,119	$1,285,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$25,436	$21,545	$76,538	$55,375
Operating expense reimbursements	7,552	6,343	22,699	16,256
Total revenues	32,988	27,888	99,237	71,631
Operating expenses:
Asset management fees to related party	2,251	1,792	6,746	3,249
Property operating	10,552	9,004	31,217	23,726
Impairment charges	—	—	—	4,434
Fair value adjustment to contingent purchase price consideration	—	4	1,784	(13,798)
Acquisition and transaction related	2,064	5,585	2,526	9,564
General and administrative	2,928	1,888	7,272	6,149
Depreciation and amortization	15,137	13,581	47,488	34,039
Total operating expenses	32,932	31,854	97,033	67,363
Operating income (loss)	56	(3,966)	2,204	4,268
Other (expense) income:
Interest expense	(3,240)	(2,148)	(9,587)	(5,345)
Loss on disposition of land	—	—	(4)	—
Gain on involuntary conversion	193	—	193	—
Other income	5	6	15	14
Total other expense, net	(3,042)	(2,142)	(9,383)	(5,331)
Net loss	$(2,986)	$(6,108)	$(7,179)	$(1,063)

Other comprehensive loss:
Change in unrealized loss on derivative	215	(266)	(151)	(408)
Comprehensive loss	$(2,771)	$(6,374)	$(7,330)	$(1,471)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	96,866,152	$969	$859,421	$(410)	$(116,830)	$743,150
Common stock issued through distribution reinvestment plan	2,399,029	24	22,013	—	—	22,037
Common stock repurchases	(2,500)	—	(25)	—	—	(25)
Share-based compensation	6,000	—	34	—	—	34
Distributions declared	—	—	—	—	(47,120)	(47,120)
Net loss	—	—	—	—	(7,179)	(7,179)
Other comprehensive loss	—	—	—	(151)	—	(151)
Balance, September 30, 2016	99,268,681	$993	$881,443	$(561)	$(171,129)	$710,746

The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,179)	$(1,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,228	13,594
Amortization of in-place lease assets	27,026	20,358
Amortization of deferred costs	1,763	1,516
Amortization of mortgage premiums	(741)	(116)
Accretion of market lease and other intangibles, net	(2,394)	(2,433)
Bad debt expense	781	836
Fair value adjustment to contingent purchase price consideration	1,784	(13,798)
Impairment charges	—	4,434
Loss on disposition of land	4	—
Gain on involuntary conversion	(193)	—
Share-based compensation	34	42
Ineffective portion of derivative	1	3
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,801)	(12,299)
Accounts payable and accrued expenses	7,102	12,396
Deferred rent and other liabilities	(41)	1,584
Restricted cash	(625)	(1,403)
Net cash provided by operating activities	41,749	23,651
Cash flows from investing activities:
Investments in real estate and other assets	—	(434,210)
Deposits for real estate acquisitions	—	(350)
Proceeds from disposition of land	496	—
Proceeds from contingent purchase price consideration	—	14,996
Restricted cash	348	(810)
Capital expenditures	(6,429)	(6,318)
Net cash used in investing activities	(5,585)	(426,692)
Cash flows from financing activities:
Payments on mortgage notes payable	(824)	(387)
Proceeds from credit facility	—	304,000
Payments of financing costs	—	(827)
Common stock repurchases	(5,051)	(4,802)
Payments of offering costs and fees related to stock issuances, net	—	(1,176)
Distributions paid	(25,170)	(19,535)
Net cash (used in) provided by financing activities	(31,045)	277,273
Net change in cash and cash equivalents	5,119	(125,768)
Cash and cash equivalents, beginning of period	40,033	170,963
Cash and cash equivalents, end of period	$45,152	$45,195

Supplemental Disclosures:
Cash paid for interest	$9,598	$3,603
Cash paid for income taxes	$185	$72

Non-Cash Investing and Financing Activities:
Mortgage notes payable assumed or used to acquire investments in real estate	$—	$42,612
Premium assumed on mortgage note payable	$—	$4,839
Common stock issued through distribution reinvestment plan	$22,037	$26,382
Change in accrued common stock repurchases	$(5,026)	$2,260
Change in capital improvements in accounts payable and accrued expenses	$1,963	$(951)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 — Organization
American Realty Capital — Retail Centers of America, Inc. (the "Company") has acquired and owns anchored, stabilized core retail properties, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. The Company purchased its first property and commenced active operations in June 2012. As of September 30, 2016, the Company owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 92.9% leased.
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
On March 17, 2011, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts. The IPO closed on September 12, 2014. On September 22, 2014, the Company registered an additional 25.0 million shares of common stock to be used under the distribution reinvestment plan (the "DRIP") pursuant to a registration statement on Form S-3 (File No. 333-198864). As of September 30, 2016, the Company had 99.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $983.8 million.
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
Note 2 — Pending Merger Agreement
On September 6, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Finance Trust, Inc. (“AFIN”), American Finance Operating Partnership, L.P. (the “AFIN OP”) and Genie Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of AFIN (“Merger Sub”). The Merger Agreement provides for (a) the merger of the Company with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly owned subsidiary of AFIN and (b) the merger of the OP with and into the AFIN OP, with the AFIN OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”).
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the "Effective Time"), each outstanding share of common stock of the Company, $0.01 par value per share ("Company Common Stock") (including any restricted shares of Company Common Stock and fractional shares), will be converted into the right to receive (x) a number of shares of common stock of AFIN, $0.01 par value per share ("AFIN Common Stock") equal to 0.385 shares of AFIN Common Stock (the "Stock Consideration") and (y) cash from AFIN in an amount equal to $0.95 per share (the "Cash Consideration," and together with the Stock Consideration, the "Merger Consideration").

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In addition, at the Effective Time, (i) each unit of partnership interest of the OP designated as an OP Unit (an "OP Unit") issued and outstanding immediately prior to the Effective Time (other than those held by the Company as described in clause (ii) below) will automatically be converted into 0.424 validly issued units of limited partnership interest of the AFIN OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the OP designated as either an OP Unit or a GP Unit (a "GP Unit") held by the Company and issued and outstanding immediately prior to the Effective Time will automatically be converted into 0.385 validly issued units of limited partnership interest of the AFIN OP; (iii) each unit of partnership interest of the OP designated as a Class B Unit (a "Class B Unit") held by the Advisor and Lincoln issued and outstanding immediately prior to the Effective Time will be converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”) and (iv) the interest of the Advisor, the special limited partner of the OP (the “SLP”), in the OP will be redeemed for a cash payment, to be determined in accordance with the existing terms of the OP’s agreement of limited partnership.
Concurrently with the execution of the Merger Agreement, the Company and the OP entered into a side letter agreement with the Advisor and AFIN, providing for, among other things, termination of the advisory agreement among the Company, the OP and the Advisor, subject to, and at, the date that the Merger becomes effective (the "Termination Agreement"). The Termination Agreement will, pursuant to its terms, automatically terminate and be of no further force or effect if the Merger Agreement is terminated in accordance with its terms.
The Merger Agreement provided the Company with a go-shop period, during which time the Company had the right to actively solicit superior proposals from third parties for 45 days from the date of the Merger Agreement (the "Go-Shop Period"). The Go-Shop Period ended on October 21, 2016 with no alternative acquisition proposals provided by third parties.
In the event that AFIN or the Company terminates the Merger Agreement under specified circumstances, the Company or AFIN, as applicable, are required to pay a termination fee of $25.6 million.
The Company and AFIN each are sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide services to the Company and AFIN pursuant to written advisory agreements.
The completion of the Mergers is subject to the approval of the Company's and AFIN's stockholders as well as satisfaction of customary closing conditions. A joint preliminary proxy statement/prospectus describing the proposed Mergers was filed on Form S-4 with the Securities and Exchange Commission (the “SEC”) in October 2016. If approved, the Mergers are expected to close in the first quarter of 2017. However, as of the filing of this Quarterly Report on Form 10-Q, the approval of the Mergers has not yet occurred, and the Company cannot assure that the Mergers will be completed based on the terms of the Merger Agreement or at all.
Note 3 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2016, other than the updates described below.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Recently Adopted Accounting Pronouncements
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted for financial statements that have not previously been issued. The Company elected to adopt this guidance effective January 1, 2016. As a result, the Company reclassified $1.4 million and $1.7 million of deferred debt issuance costs related to the Company's mortgage notes payable from deferred costs, net to mortgage notes payable in the Company's consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. As permitted under the revised guidance, the Company elected to not reclassify the deferred debt issuance costs associated with its Credit Facility (as defined in Note 5 — Credit Facility). The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on the Company's accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.
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
September 30, 2016
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance relating to interest held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 4 — Real Estate Investments
The Company owned 35 properties, which were acquired for investment purposes, as of September 30, 2016. The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2015. There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2016:

(Dollar amounts in thousands)	Nine Months Ended September 30, 2015
Real estate investments, at cost:
Land	$116,657
Buildings, fixtures and improvements	328,522
Total tangible assets	445,179
Acquired intangibles:
In-place leases	62,996
Above-market lease assets	9,990
Below-market lease liabilities	(36,504)
Total intangible real estate investments, net	36,482
Total assets acquired, net	481,661
Mortgage notes payable assumed or used to acquire real estate investments	(42,612)
Premiums on mortgage notes payable assumed	(4,839)
Cash paid for acquired real estate investments	$434,210
Number of properties purchased	15
Total acquired intangible lease assets and liabilities consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$158,414	$51,434	$106,980	$168,293	$34,298	$133,995
Above-market leases	21,663	6,630	15,033	22,583	4,547	18,036
Below-market ground lease	1,578	68	1,510	1,578	39	1,539
Total acquired intangible lease assets	$181,655	$58,132	$123,523	$192,454	$38,884	$153,570
Intangible liabilities:
Below-market lease liabilities	$83,492	$10,785	$72,707	$84,837	$6,734	$78,103

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table presents amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
In-place leases	$8,393	$8,244	$27,026	$20,358
Total added to depreciation and amortization	$8,393	$8,244	$27,026	$20,358

Above-market lease assets	$(875)	$(718)	$(3,005)	$(1,916)
Below-market lease liabilities	1,812	1,980	5,483	4,378
Total added to rental income	$937	$1,262	$2,478	$2,462

Below-market ground lease asset	$10	$10	$29	$29
Total added to property operating expense	$10	$10	$29	$29
The following table provides the projected amortization expense and adjustments to revenue and property operating expense for intangible assets and liabilities for the next five years:

(In thousands)	October 1, 2016 to December 31, 2016	2017	2018	2019	2020
In-place leases	$7,478	$26,558	$20,030	$13,858	$9,423
Total to be added to depreciation and amortization	$7,478	$26,558	$20,030	$13,858	$9,423

Above-market lease assets	$(862)	$(3,319)	$(2,459)	$(1,733)	$(1,134)
Below-market lease liabilities	1,627	6,261	5,719	5,190	4,701
Total to be added to rental income	$765	$2,942	$3,260	$3,457	$3,567

Below-market ground lease asset	$10	$39	$39	$39	$39
Total to be added to property operating expense	$10	$39	$39	$39	$39
The following table presents future minimum base rent payments on a cash basis due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2016 to December 31, 2016	$23,658
2017	92,972
2018	80,703
2019	63,924
2020	52,382
Thereafter	200,493
$514,132
No tenant represented 10.0% or greater of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2016 and 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015:

	September 30,
State	2016	2015
Texas	12.7%	12.5%
North Carolina	11.7%	11.8%
The Company did not own properties in any other state that in total represented 10.0% or greater of consolidated annualized rental income on a straight-line basis as of September 30, 2016 and 2015.
Note 5 — Credit Facility
The Company has entered into a credit facility, that provides for aggregate revolving loan borrowings of up to $325.0 million (subject to unencumbered asset pool availability), with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions, as amended (the "Credit Facility"). Through an uncommitted “accordion feature,” the OP, subject to certain conditions, may increase commitments under the Credit Facility to up to $575.0 million. Borrowings under the Credit Facility, along with cash on hand from the Company’s IPO, have been used to finance acquisitions and for general corporate purposes. As of September 30, 2016, the Company's unused borrowing capacity was $12.7 million, based on the asset pool availability governed by the Credit Facility. As of September 30, 2016 and December 31, 2015, the Company had $304.0 million outstanding under the Credit Facility.
Borrowings under the Credit Facility bear interest, at the OP's election, at either (i) the base rate (which is defined in the Credit Facility as the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 0.50%, and (c) LIBOR for a one month interest period plus 1.0%) plus an applicable spread ranging from 0.35% to 1.00%, depending on the Company's consolidated leverage ratio, or (ii) LIBOR for the applicable interest period plus an applicable spread ranging from 1.35% to 2.00%, depending on the Company's consolidated leverage ratio. As of September 30, 2016, the weighted average interest rate on the Credit Facility was 1.87%. The Credit Facility requires the Company to pay an unused fee per annum of 0.25% and 0.15%, if the unused balance exceeds, or is equal to or less than, 50.0% of the available facility, respectively.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2016, the Company was in compliance with the financial covenants under the Credit Facility.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2016 and December 31, 2015 consist of the following:

		Outstanding Loan Amount as of		Effective Interest Rate as of
Portfolio	Encumbered Properties	September 30, 2016	December 31, 2015	September 30, 2016		December 31, 2015		Interest Rate		Maturity Date
		(In thousands)	(In thousands)
Liberty Crossing	1	$11,000	$11,000	4.66%		4.66%		Fixed		Jul. 2018
San Pedro Crossing	1	17,985	17,985	3.79%		3.79%		Fixed		Jan. 2018
Tiffany Springs MarketCenter	1	33,802	33,802	3.92%		3.92%		Fixed	(1)	Oct. 2018
Shops at Shelby Crossing	1	23,500	23,781	4.97%		4.97%		Fixed		Mar. 2024
Patton Creek	1	41,834	42,377	5.76%		5.76%		Fixed		Dec. 2020
Gross mortgage notes payable	5	128,121	128,945	4.76%	(2)	4.76%	(2)
Deferred financing costs, net of accumulated amortization		(1,359)	(1,694)
Mortgage notes payable, net of deferred financing costs		$126,762	$127,251
_________________________________

(1)	Fixed as a result of entering into a swap agreement.

(2)	Calculated on a weighted-average basis for all mortgages outstanding as of the dates indicated.
As of September 30, 2016 and December 31, 2015, the Company had pledged $216.1 million and $219.5 million, respectively, in real estate investments as collateral for these mortgage notes payable. This collateral is not available to satisfy other debts and obligations until the mortgage notes payable obligations have been satisfied.
The following table summarizes the scheduled aggregate principal payments for the Company's aggregate long-term debt obligations for the five years subsequent to September 30, 2016:

(In thousands)	Future Principal Payments on Mortgage Notes Payable	Future Principal Payments on Credit Facility	Total Future Principal Payments on Long-Term Debt Obligations
October 1, 2016 to December 31, 2016	$289	$—	$289
2017	1,185	—	1,185
2018	64,039	304,000	368,039
2019	1,322	—	1,322
2020	39,609	—	39,609
Thereafter	21,677	—	21,677
	$128,121	$304,000	$432,121
The Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2016, the Company was in compliance with financial covenants under its mortgage notes payable agreements.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 7 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivative. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2016
Interest rate swap	$—	$(567)	$—	$(567)
December 31, 2015
Interest rate swap	$—	$(415)	$—	$(415)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets and liabilities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016. There were no transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2016.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2016	September 30, 2016	December 31, 2015	December 31, 2015
Gross mortgage notes payable and mortgage premiums, net	3	$132,144	$134,834	$133,709	$134,707
Credit Facility	3	$304,000	$304,000	$304,000	$304,000
The fair value of mortgage notes payable is estimated by an independent third party using a discounted cash flow analysis, based on management's estimates of market interest rates. Advances under the Credit Facility are considered to be reported at fair value, because its interest rate varies with changes in LIBOR, and there has not been a significant change in the credit risk of the Company or credit markets since origination.
Note 8 — Derivatives and Hedging Activities
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
As of September 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$34,098	1	$34,098

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(567)	$(415)
The table below details the location in the accompanying consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$118	$(390)	$(452)	$(779)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(97)	$(124)	$(301)	$(371)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing) *	$2	$(2)	$(1)	$(3)
_________________________________
* The Company reclassified approximately $2,000 of other comprehensive income and $1,000 of other comprehensive loss to interest expense during the three and nine months ended September 30, 2016, respectively, and reclassified $2,000 and $3,000 of other comprehensive loss to interest expense during the three and nine months ended September 30, 2015, which represented the ineffective portion of the change in fair value of the derivative.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets:

				Gross Amounts Not Offset on the Balance Sheet
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2016	$(567)	$—	$(567)	$—	$—	$(567)
December 31, 2015	$(415)	$—	$(415)	$—	$—	$(415)
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. As of September 30, 2016 and December 31, 2015, the Company does not have any hedging instruments that do not qualify for hedge accounting.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

As of September 30, 2016, the fair value of derivatives in a net liability position including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $0.6 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.6 million at September 30, 2016.
Note 9 — Common Stock
As of September 30, 2016 and December 31, 2015, the Company had 99.3 million and 96.9 million shares of common stock outstanding, respectively, including unvested restricted shares and shares issued pursuant to the DRIP.
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
On March 7, 2016, the Company's board of directors approved an estimated net asset value per share of the Company's common stock ("Estimated Per-Share NAV) as of December 31, 2015, which was published on March 11, 2016. The Company intends to publish subsequent valuations of Estimated Per-Share NAV periodically at the discretion of the Company's board of directors, provided that such valuations will be made at least once annually. The Estimated Per-Share NAV does not represent: (1) the amount at which the Company's shares would trade on a national securities exchange, (2) the amount a stockholder would obtain if he or she tried to sell his or her shares or (3) the amount stockholders would receive if the Company liquidated its assets and distributed the proceeds after paying all of its expenses and liabilities. In addition, the Estimated Per-Share NAV does not reflect events subsequent to December 31, 2015 that would have affected the Company's net asset value.
Share Repurchase Program
The Company's board of directors adopted a share repurchase program (as amended and restated, the "SRP"), which enabled stockholders to sell their shares back to the Company after they had held them for at least one year, subject to certain conditions and limitations. Under the SRP, the Company could repurchase shares on a semiannual basis, at each six-month period ending June 30 and December 31.
On June 29, 2016, the board of directors of the Company determined to amend the SRP to provide for one twelve-month repurchase period for calendar year 2016 instead of two semi-annual periods ending June 30 and December 31. Subsequently, on September 6, 2016, in contemplation of the Mergers, the board of directors determined to suspend the SRP, effective September 8, 2016.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Beginning with March 11, 2016 and through the date the SRP was suspended, the repurchase price per share for requests other than for death or disability were as follows:

•	after one year from the purchase date — 92.5% of the then-current Estimated Per-Share NAV;

•	after two years from the purchase date — 95.0% of the then-current Estimated Per-Share NAV;

•	after three years from the purchase date — 97.5% of the then-current Estimated Per-Share NAV; and

•	after four years from the purchase date — 100.0% of the then-current Estimated Per-Share NAV.
Beginning with March 11, 2016 and through the date the SRP was suspended, in the case of requests for death or disability, the repurchase price per share was equal to the then-current Estimated Per-Share NAV at the time of repurchase.
Under the SRP, repurchases at each semiannual period were limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given semiannual period were limited to proceeds received during that same semiannual period through the issuance of common stock pursuant to the DRIP.
When a stockholder requested repurchases and the repurchases were approved by the Company's board of directors, it reclassified such obligation from equity to a liability based on the settlement value of the obligation. The following table summarizes the share repurchases cumulatively through September 30, 2016:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchases as of December 31, 2015	1,355,162	$9.48
Nine months ended September 30, 2016	2,500	10.00
Cumulative repurchases as of September 30, 2016	1,357,662	$9.48
During the nine months ended September 30, 2016, 3.1 million shares were requested for repurchase and were not fulfilled. The SRP was suspended effective as of September 8, 2016.
The Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP pursuant to any applicable notice requirements under the SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders could elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. In contemplation of the Mergers, the Company determined to suspend the DRIP, effective on August 30, 2016. Accordingly, the final issuance of shares of common stock pursuant to the DRIP prior to the suspension occurred in connection with the Company's July 2016 distribution, paid in August 2016. Until March 2016, the Company offered shares pursuant to the DRIP at $9.50 per share. From April 2016 through the date the DRIP was suspended, the Company offered shares pursuant to the DRIP at the then-current Estimated Per-Share NAV.
No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP. Participants who purchased shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared. During the nine months ended September 30, 2016, the Company issued 2.4 million shares of common stock with a value of $22.0 million pursuant to the DRIP.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 10 — Commitments and Contingencies
Future Minimum Ground Lease Payments
The Company entered into a ground lease agreement related to a certain acquisition with a leasehold interest arrangement. The following table reflects the minimum base cash rental payments due from the Company over the next five years and thereafter:

(In thousands)	Future Minimum Base Rent Payments
October 1, 2016 to December 31, 2016	$127
2017	514
2018	524
2019	535
2020	546
Thereafter	9,376
$11,622
Total ground rent expense was $0.4 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively. Total ground rent expense was $0.1 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively. Ground rent expense is included in property operating expense on the consolidated statements of operations and comprehensive loss.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. On April 29, 2016, the Company filed its proxy statement (the "Proxy Statement") for its 2016 annual meeting of stockholders (the "Annual Meeting"). Among other things, the Proxy Statement contained proposals soliciting the approval of certain amendments to the Company’s charter (the "Charter"). On May 26, 2016, a lawsuit (the "Derivative Litigation") was brought in the United States District Court for the Southern District of New York by Stuart Simpson, individually on behalf of himself and derivatively on behalf of the Company, against the Company's board of directors seeking an injunction of the stockholder vote at the Annual Meeting unless and until the Company addressed certain alleged misstatements or deficiencies in the Proxy Statement relating to certain of the proposals relating to certain of the proposed amendments to the Charter (the "Withdrawn Charter Amendment Proposals"). The Derivative Litigation was filed after disclosure in the press regarding a potential transaction. In light of the continued evaluation of the proposal by the Company's special committee comprised entirely of independent directors (the "Special Committee") and its advisors including discussions between the Special Committee and the special committee formed by AFIN, and taking into account, among other things, the Derivative Litigation, the Company decided to withdraw the Withdrawn Charter Amendment Proposals from the agenda for the Annual Meeting and the Proxy Statement.
On June 8, 2016, the Company's board of directors entered into a memorandum of understanding (the "MOU") to settle the Derivative Litigation. Pursuant to the MOU, the Derivative Litigation was stayed pending approval by the court of a definitive settlement agreement. The parties later agreed to a Stipulation and Agreement of Settlement, under which the Company agreed to pay plaintiff’s counsel $0.8 million. On September 8, 2016, the plaintiff filed an unopposed motion for preliminary approval of the settlement. The court preliminarily approved the settlement by order dated September 13, 2016, and gave it final approval by order dated November 9, 2016. The action has now been dismissed with prejudice. The Company's directors, as defendants in the Derivative Litigation, denied all allegations of wrongdoing.
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

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 11 — Related Party Transactions and Arrangements
AR Capital, LLC, the former parent of the Sponsor, and American Realty Capital Retail Special Limited Partnership, LLC, an entity controlled by the Sponsor, owned 200,720 and 242,222 shares of the Company's outstanding common stock as of September 30, 2016 and December 31, 2015, respectively. The Company is the sole general partner and holds substantially all the OP Units. The Advisor, a limited partner in the OP, holds 202 OP Units as of September 30, 2016 and December 31, 2015, which represents a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, or upon liquidation of the OP or sale of substantially all of the assets of the OP, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
For periods prior to April 1, 2015, in connection with the asset management services provided by the Advisor, the Company issued to the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted, forfeitable Class B Units. Class B Units are intended to be profit interests which will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 7.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of the Company's common stock on a national securities exchange; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Unvested Class B Units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

When approved by the board of directors, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The number of Class B Units issued in any quarter was equal to the cost of the Company's assets multiplied by 0.1875%, divided by the value of one share of common stock as of the last day of such calendar quarter, which was equal initially to $9.00 (the initial offering price in the IPO minus selling commissions and dealer manager fees). As of September 30, 2016, the Company could not determine the probability of achieving the performance condition. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on the vested and unvested Class B Units it received in connection with its asset management subordinated participation at the same rate as distributions received on the Company's common stock. Such distributions on issued Class B Units are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. As of September 30, 2016, the Company's board of directors has approved the issuance of and the OP has issued 479,802 Class B Units to the Advisor in connection with this arrangement on a cumulative basis.
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
In connection with the Merger Agreement, the Advisor, as the Company's property manager and leasing agent, assigned the Company's existing property management agreement and existing leasing agreement to American Finance Properties, LLC, AFIN's property manager, effective as of and subject to and contingent upon the closing of the Mergers.
The Company reimburses the Advisor's costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee, as applicable) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company reimburses the Advisor for personnel costs in connection with operational and administrative services; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company's executive officers. During the three and nine months ended September 30, 2016, the Company incurred $0.6 million and $1.6 million, respectively, of reimbursements from the Advisor for providing operational and administrative services. During the three and nine months ended September 30, 2015, the Company incurred $0.3 million of reimbursements from the Advisor for providing operational and administrative services. These reimbursements are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's general and administrative costs and/or property operating costs. No general and administrative costs or property operating costs of the Company were absorbed by the Advisor during the three and nine months ended September 30, 2016 and 2015.
The following table details amounts incurred during the three and nine months ended September 30, 2016 and 2015 and amounts contractually due as of September 30, 2016 and December 31, 2015 in connection with the operations related services described above. Amounts below are inclusive of fees and other expense reimbursements incurred from and due to the Advisor that are passed through and ultimately paid to Lincoln as a result of the Advisor's exclusive service agreement with Lincoln:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2016	2015	2016	2015	September 30, 2016	December 31, 2015
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$4,150	$—	$7,188	$—	$—
Financing coordination fees	—	426	—	426	—	—
Ongoing fees:
Asset management fees	2,251	1,792	6,746	3,249	—	—
Property management and leasing fees	1,809	1,426	4,875	3,604	577	452
Professional fees and other reimbursements	673	1,146	2,056	3,062	310	376
Distributions on Class B Units	74	74	221	169	—	—
Total related party operation fees and reimbursements	$4,807	$9,014	$13,898	$17,698	$887	$828
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
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Parent of the Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
Fees and Participations Paid in Connection with Liquidation or Listing
 The Company will pay a brokerage commission to the Advisor or its affiliates on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid, if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts were incurred during the three and nine months ended September 30, 2016 and 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Advisor is entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 7.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company's investors have received a 7.0% cumulative non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such amounts were incurred during the three and nine months ended September 30, 2016 and 2015.
If the Company's shares of common stock are listed on a national securities exchange, the Advisor will be entitled to receive a subordinated incentive listing distribution from the OP of 15.0% of the amount by which the Company's market value plus distributions paid prior to listing exceeds the aggregate capital contributed by investors plus an amount equal to a 7.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 7.0% annual return and the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 7.0% cumulative, pre-tax non-compounded annual return on their capital contributions plus the 100.0% repayment of capital committed by such investors. No such distribution was incurred during the three and nine months ended September 30, 2016 and 2015. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sales proceeds and the subordinated listing distribution.
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
Upon a merger pursuant to which the Company's stockholders receive cash or the securities of a listed company, as full or partial consideration, or an asset sale, the Advisor will be entitled to receive, in redemption of the Advisor's interest in the OP, distribution from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus the distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 7.0% cumulative, pre-tax non-compounded return to investors. Upon the closing of the Mergers, if the Mergers are consummated, the Advisor will receive a cash payment, to be determined in accordance with the foregoing.
Note 12 — Economic Dependency
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for stock options granted to the independent directors under the Plan will be equal to the fair market value, as defined in the Plan, of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2016 and December 31, 2015, no stock options were issued under the Plan. Pursuant to the Merger Agreement, the board of directors terminated the Plan, effective as of and subject to and contingent upon the closing of the Merger.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further approval by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. However, pursuant to the Merger Agreement, if the Merger is consummated, any issued and outstanding restricted shares of the Company's common stock will fully vest immediately prior to the Effective Time, and the RSP will terminate, effective as of and subject to and contingent upon the closing of the Merger. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of shares of common stock granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time. For restricted share awards granted prior to 2015, such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted share awards granted during or after 2015 provide for accelerated vesting of the portion of the unvested shares scheduled to vest in the year of the recipient's voluntary termination or the failure to be re-elected to the board. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
The following table reflects restricted share award activity for the nine months ended September 30, 2016:

	Number of Shares of Restricted Stock	Weighted-Average Issue Price Per Share
Unvested, December 31, 2015	11,400	$9.00
Granted	6,000	9.00
Vested	(1,800)	9.00
Unvested, September 30, 2016	15,600	$9.00
As of September 30, 2016, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 3.0 years.
The fair value of the restricted shares is being expensed in accordance with the service period required. Compensation expense related to restricted stock was approximately $19,000 and $23,000 during the three months ended September 30, 2016 and 2015, respectively. Compensation expense related to restricted stock was approximately $34,000 and $42,000 during the nine months ended September 30, 2016 and 2015, respectively. Compensation expense related to restricted stock is included in general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no shares of common stock issued to directors in lieu of cash compensation during the nine months ended September 30, 2016 and 2015.

AMERICAN REALTY CAPITAL – RETAIL CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 14 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Basic and diluted net loss	$(2,986)	$(6,108)	$(7,179)	$(1,063)
Basic and diluted weighted-average shares outstanding	99,152,942	96,400,048	98,323,350	95,439,305
Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.01)
The Company had the following common share equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share as their effect would have been antidilutive for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted stock (1)	13,774	17,217	12,033	15,596
OP Units	202	202	202	202
Class B Units (2)	479,802	479,802	479,802	364,049
Total common stock equivalents	493,778	497,221	492,037	379,847
_____________________

(1)
Weighted-average number of shares of unvested restricted stock outstanding for the periods presented. There were 15,600 and 18,000 shares of unvested restricted stock outstanding as of September 30, 2016 and 2015, respectively.

(2)
Weighted-average number of issued and unvested Class B Units outstanding for the periods presented. As of September 30, 2016 and 2015, the Company's board of directors had approved the issuance of 479,802 Class B Units.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We may not be able to consummate the Merger (as defined below) with American Finance Trust, Inc. ("AFIN") within the expected time period, or at all, due to various reasons, including, but not limited to, the failure to obtain approval by our stockholders and the stockholders of AFIN.

•
We and AFIN expect to incur substantial expenses related to the Merger, whether or not consummated, and may be unable to realize the anticipated benefits of the Merger or do so within the anticipated time frame.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, or other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or the "Parent of our Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us, which could negatively impact our operating results.

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
Overview
We have acquired and own anchored, stabilized core retail properties, including power centers and lifestyle centers, which are located in the United States and were at least 80.0% leased at the time of acquisition. We purchased our first property and commenced active operations in June 2012. As of September 30, 2016, we owned 35 properties with an aggregate purchase price of $1.2 billion, comprised of 7.5 million rentable square feet, which were 92.9% leased.
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
As of September 30, 2016, we had 99.3 million shares of common stock outstanding, including unvested restricted shares and shares issued pursuant to the DRIP, and had received total proceeds from the IPO and the DRIP, net of share repurchases, of $983.8 million.
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
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln, pursuant to which Lincoln provides, subject to the Advisor's oversight, real estate-related services, including locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Advisor has passed through and will continue to pass through to Lincoln a portion of the fees and/or other expense reimbursements payable to the Advisor for the performance of real estate-related services. The Advisor is under common control with the Parent of the Sponsor, as a result of which it is a related party of ours.
Pending Merger Agreement
On September 6, 2016, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFIN, American Finance Operating Partnership, L.P. (the “AFIN OP”) and Genie Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Parent (“Merger Sub”). The Merger Agreement provides for (a) the merger of the Company with and into the Merger Sub (the “Merger”), with the Merger Sub surviving as a wholly owned subsidiary of AFIN and (b) the merger of the OP with and into the AFIN OP, with the AFIN OP as the surviving entity (the “Partnership Merger”, and together with the Merger, the “Mergers”).
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers (the "Effective Time"), each outstanding share of our common stock, $0.01 par value per share ("Company Common Stock") (including any restricted shares of Company Common Stock and fractional shares), will be converted into the right to receive (x) a number of shares of common stock of AFIN, $0.01 par value per share ("AFIN Common Stock") equal to 0.385 shares of AFIN Common Stock (the "Stock Consideration") and (y) cash from AFIN in an amount equal to $0.95 per share (the "Cash Consideration," and together with the Stock Consideration, the "Merger Consideration").

In addition, at the Effective Time, if the Mergers are consummated, (i) each unit of partnership interest of the OP designated as an OP Unit issued and outstanding immediately prior to the Effective Time (other than those held by us as described in clause (ii) below) will automatically be converted into 0.424 validly issued units of limited partnership interest of the AFIN OP (the “Partnership Merger Consideration”); (ii) each unit of partnership interest of the OP designated as either an OP Unit or a GP Unit held by us and issued and outstanding immediately prior to the Effective Time will automatically be converted into 0.385 validly issued units of limited partnership interest of the AFIN OP; (iii) each unit of partnership interest of the OP designated as a Class B Unit held by the Advisor and Lincoln issued and outstanding immediately prior to the Effective Time will be converted into the Partnership Merger Consideration (the “Class B Consideration,” and together with the Partnership Merger Consideration and the Merger Consideration, the “Total Merger Consideration”) and (iv) the interest of the Advisor, the special limited partner of the OP (the “SLP”), in the OP will be redeemed for a cash payment, to be determined in accordance with the existing terms of the OP’s agreement of limited partnership.
Concurrently with the execution of the Merger Agreement, we and the OP entered into a side letter agreement with the Advisor and AFIN, providing for, among other things, termination of the advisory agreement among us, the OP and the Advisor, subject to, and at, the date that the Merger becomes effective (the "Termination Agreement"). The Termination Agreement will, pursuant to its terms, automatically terminate and be of no further force or effect if the Merger Agreement is terminated in accordance with its terms.
The Merger Agreement provided us with a go-shop period, during which time we had the right to actively solicit superior proposals from third parties for 45 days from the date of the Merger Agreement (the "Go-Shop Period"). The Go-Shop Period ended on October 21, 2016 with no alternative acquisition proposals provided by third parties.
In the event that the Company or AFIN terminates the Merger Agreement under specified circumstances, the Company or AFIN, as applicable, are required to pay a termination fee of $25.6 million.
The Company and AFIN each are sponsored, directly or indirectly, by AR Global. AR Global and its affiliates provide services to us and AFIN pursuant to written advisory agreements.
The completion of the Mergers is subject to the approval of our and AFIN's stockholders as well as satisfaction of customary closing conditions. A joint preliminary proxy statement/prospectus describing the proposed Mergers was filed on Form S-4 with the Securities and Exchange Commission (the “SEC”) in October 2016. If approved, the Mergers are expected to close in the first quarter of 2017. However, as of the filing of this Quarterly Report on Form 10-Q, the approval of the Mergers has not yet occurred, and we cannot assure that the Mergers will be completed based on the terms of the Merger Agreement or at all.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rents receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates.
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
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all applicable periods. As of December 31, 2015, we had $0.5 million of land held for sale. There were no assets held for sale as of September 30, 2016.
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
Recently Adopted Accounting Pronouncements
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to adopt this guidance effective January 1, 2016. As a result, we reclassified $1.4 million and $1.7 million of deferred issuance costs related to our mortgage notes payable from deferred costs, net to mortgage notes payable in our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. As permitted under the revised guidance, we elected to not reclassify the deferred debt issuance costs associated with our Credit Facility. The deferred debt issuance costs associated with the Credit Facility, net of accumulated amortization, and deferred leasing costs, net of accumulated amortization, are included in deferred costs, net on our accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In October 2016, the FASB issued guidance relating to interest held through related parties that are under common control, where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
Properties
As of September 30, 2016, we owned 35 properties, comprised of 7.5 million rentable square feet that were 92.9% leased with a weighted-average remaining lease term of 5.2 years.

Our portfolio is comprised of the following real estate properties as of September 30, 2016:

Property	Acquisition Date	Property Type	Rentable Square Feet	Percentage Leased	Remaining Lease Term (1)

Liberty Crossing	Jun. 2012	Power Center	105,779	94.0%	2.8
San Pedro Crossing	Dec. 2012	Power Center	201,965	96.7%	3.8
Tiffany Springs MarketCenter	Sep. 2013	Power Center	264,952	76.1%	5.3
The Streets of West Chester	Apr. 2014	Lifestyle Center	236,842	92.1%	5.1
Prairie Towne Center	Jun. 2014	Power Center	289,277	95.3%	7.6
Southway Shopping Center	Jun. 2014	Power Center	181,809	99.3%	3.8
Stirling Slidell Centre	Aug. 2014	Power Center	134,276	77.2%	3.8
Northwoods Marketplace	Aug. 2014	Power Center	236,078	95.9%	3.5
Centennial Plaza	Aug. 2014	Power Center	233,797	100.0%	2.7
Northlake Commons	Sep. 2014	Lifestyle Center	109,112	93.1%	4.5
Shops at Shelby Crossing	Sep. 2014	Power Center	236,107	97.0%	2.5
Shoppes of West Melbourne	Sep. 2014	Power Center	144,484	95.8%	4.6
The Centrum	Sep. 2014	Power Center	270,747	93.5%	3.1
Shoppes at Wyomissing	Oct. 2014	Lifestyle Center	103,064	100.0%	3.0
Southroads Shopping Center	Oct. 2014	Power Center	436,936	71.7%	4.8
Parkside Shopping Center	Nov. 2014 & Dec. 2015 (2)	Power Center	181,612	93.1%	6.2
West Lake Crossing	Nov. 2014	Power Center	75,928	90.2%	4.6
Colonial Landing	Dec. 2014	Power Center	263,559	81.6%	4.9
The Shops at West End	Dec. 2014	Lifestyle Center	381,831	82.5%	8.8
Township Marketplace	Dec. 2014	Power Center	298,630	96.2%	2.7
Cross Pointe Centre	Mar. 2015	Power Center	226,089	100.0%	10.4
Towne Center Plaza	Apr. 2015	Power Center	94,096	100.0%	6.3
Harlingen Corners	May 2015	Power Center	227,772	96.3%	5.5
Bison Hollow	Jun. 2015	Power Center	134,798	100.0%	6.1
Pine Ridge Plaza	Jun. 2015	Power Center	239,492	95.2%	3.1
Village at Quail Springs	Jun. 2015	Power Center	100,404	100.0%	2.5
Jefferson Commons	Jun. 2015	Power Center	205,918	93.4%	9.3
Northpark Center	Jun. 2015	Power Center	318,327	99.2%	4.1
Anderson Station	Jul. 2015	Power Center	243,550	98.4%	2.7
Patton Creek	Aug. 2015	Power Center	491,294	94.5%	4.9
North Lakeland Plaza	Sep. 2015	Power Center	171,397	100.0%	4.0
Riverbend Marketplace	Sep. 2015	Power Center	142,617	97.2%	6.5
Montecito Crossing	Sep. 2015	Power Center	179,721	97.4%	5.1
Best on the Boulevard	Sep. 2015	Power Center	204,568	100.0%	5.3
Shops at RiverGate South	Sep. 2015	Power Center	140,703	97.8%	9.0
Portfolio, September 30, 2016			7,507,531	92.9%	5.2
_____________________

(1)	Remaining lease term in years as of September 30, 2016, calculated on a weighted-average basis.

(2)	Parkside Shopping Center was purchased in November 2014 with two additional parcels purchased in December 2015.
Results of Operations
 We purchased our first property and commenced active operations in June 2012. As of September 30, 2016, we owned 35 properties, which were acquired for investment purposes, with an aggregate base purchase price of $1.2 billion, comprised of 7.5 million rentable square feet that were 92.9% leased.

Comparison of the Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015
As of July 1, 2015, we owned 28 properties (our "Three Month Same Store") with an aggregate base purchase price of $903.7 million, comprised of 5.8 million rentable square feet. We have acquired seven properties and two additional parcels at an existing property since July 1, 2015 for an aggregate base purchase price of $283.1 million, comprised of 1.7 million rentable square feet (our "Acquisitions Since July 1, 2015"). Accordingly, our results of operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 reflect significant increases in most categories.
The following table summarizes our leasing activity during the three months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Number of Leases	Rentable Square Feet	Annualized Straight-Line Rental Income (SLR)	Average Annualized SLR Per Rentable Square Foot
			(in thousands)
New leases (1)	8	70,241	$1,185	$16.87
Lease renewals (1)	19	128,207	$1,667	$13.00	(2)
Lease terminations	5	18,051	$312	$17.28
_________________________________

(1)
New leases reflect leases in which a new tenant took possession of the space during the three months ended September 30, 2016. Lease renewals reflect leases in which an existing tenant executed terms to extend the life of the lease during the three months ended September 30, 2016. The one-time cost of entering into new leases and executing lease renewals was $42.88 per rentable square foot and $2.00 per rentable square foot, respectively, including leasing commissions, tenant improvement costs and tenant concessions.

(2)	Prior to the lease renewals, the average annualized rental income on a straight-line basis for these leases was $11.63 per rentable square foot.
Rental Income
Rental income increased $3.9 million to $25.4 million for the three months ended September 30, 2016, compared to $21.5 million for the three months ended September 30, 2015. This increase was primarily due to our Acquisitions Since July 1, 2015, which resulted in an increase in rental income of $4.4 million for the three months ended September 30, 2016. This increase in rental income was partially offset by a decrease in our Three Month Same Store rental income of $0.5 million, primarily due to $0.3 million of below-market lease liabilities written off at Southway Shopping Center and $0.2 million of below-market lease liabilities written off at The Shops at West End during the three months ended September 30, 2015, due to tenant turnover. No such write-offs occurred at those properties during the three months ended September 30, 2016.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $1.2 million to $7.6 million for the three months ended September 30, 2016, compared to $6.3 million for the three months ended September 30, 2015. This increase in operating expense reimbursements was primarily due to our Acquisitions Since July 1, 2015, which resulted in a $1.0 million increase for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. In addition, Three Month Same Store operating expense reimbursements increased $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as a result of the increase in Three Month Same Store property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Asset Management Fees to Related Party
Asset management fees to related party increased $0.5 million to $2.3 million for the three months ended September 30, 2016, compared to $1.8 million for the three months ended September 30, 2015. This increase is due to our Acquisitions Since July 1, 2015, as the amount of asset management fees to related party is based on the cost of our assets. See Note 11 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement.
Property Operating Expenses
Property operating expenses increased $1.6 million to $10.6 million for the three months ended September 30, 2016, compared to $9.0 million for the three months ended September 30, 2015. This increase in property operating expenses was primarily due to our Acquisitions Since July 1, 2015, which resulted in a $1.3 million increase for the three months ended September 30, 2016. Additionally, our Three Month Same Store property operating expenses increased $0.3 million, primarily driven by an increase in real estate taxes. Property operating expenses primarily relate to the costs associated with maintaining our properties, including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased $3.5 million to $2.1 million for the three months ended September 30, 2016, compared to $5.6 million for the three months ended September 30, 2015. Acquisition and transaction related expenses for the three months ended September 30, 2016 were primarily due to costs incurred in connection with the pending Mergers. These costs include fees to the special committee of the board of directors for their review of the Mergers, as well as fees to the special committee's financial advisor and legal counsel. Acquisition and transaction related expenses for the three months ended September 30, 2015 primarily related to our acquisition of seven properties with an aggregate base purchase price of $279.6 million.
General and Administrative Expenses
General and administrative expenses increased $1.0 million to $2.9 million for the three months ended September 30, 2016, compared to $1.9 million for the three months ended September 30, 2015. This increase primarily related to our accrual of $0.8 million for settlement of a lawsuit during the three months ended September 30, 2016. See Note 10 — Commitments and Contingencies for more information related to the lawsuit.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $1.5 million to $15.1 million for the three months ended September 30, 2016, compared to $13.6 million for the three months ended September 30, 2015. This increase was primarily attributable to $2.7 million of additional depreciation and amortization expense from our Acquisitions Since July 1, 2015. This increase was partially offset by a decrease in our Three Month Same Store depreciation and amortization expense of $1.2 million, which is primarily due to accelerated amortization of certain in-place lease assets associated with tenant turnover during the three months ended September 30, 2015. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $1.1 million to $3.2 million for the three months ended September 30, 2016, compared to $2.1 million for the three months ended September 30, 2015. This increase primarily related to an increase in our weighted-average mortgage notes payable outstanding as well our weighted-average borrowings on our Credit Facility. The following table presents the weighted-average balances of our fixed-rate debt and Credit Facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the three months ended September 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Three Months Ended September 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$128,257	$1,536	4.76%	$107,968	$1,167	4.57%
Credit Facility	$304,000	1,442	1.84%	$153,000	594	1.54%
Amortization of deferred financing costs		510			486
Amortization of mortgage premiums		(248)			(99)
Interest Expense		$3,240			$2,148
Gain on Involuntary Conversion
During the three months ended September 30, 2016, we recognized a gain on involuntary conversion of $0.2 million arising from insurance proceeds related to roof damage sustained at San Pedro Crossing as a result of a hailstorm. The gain recognized was measured as the difference between the insurance proceeds allocated to replacing the affected roofs and the net book value of the roofs that will be replaced.
Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
As of January 1, 2015, we owned 20 properties (our "Nine Month Same Store") with an aggregate base purchase price of $715.6 million, comprised of 4.3 million rentable square feet. We have acquired 15 properties and two additional parcels at an existing property since January 1, 2015 for an aggregate base purchase price of $485.6 million, comprised of 3.2 million rentable square feet (our "Acquisitions Since January 1, 2015"). Accordingly, our results of operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 reflect significant increases in most categories.

The following table summarizes our leasing activity during the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Number of Leases	Rentable Square Feet	Annualized Straight-Line Rental Income (SLR)	Average Annualized SLR Per Rentable Square Foot
			(in thousands)
New leases (1)	16	90,084	$1,579	$17.53
Lease renewals (1)	51	331,978	$4,915	$14.81	(2)
Lease terminations	18	128,405	$1,347	$10.49
_________________________________

(1)
New leases reflect leases in which a new tenant took possession of the space during the nine months ended September 30, 2016. Lease renewals reflect leases in which an existing tenant executed terms to extend the life of the lease during the nine months ended September 30, 2016. The one-time cost of entering into new leases and executing lease renewals was $37.80 per rentable square foot and $1.82 per rentable square foot, respectively, including leasing commissions, tenant improvement costs and tenant concessions.

(2)	Prior to the lease renewals, the average annualized rental income on a straight-line basis for these leases was $13.60 per rentable square foot.
Rental Income
Rental income increased $21.1 million to $76.5 million for the nine months ended September 30, 2016, compared to $55.4 million for the nine months ended September 30, 2015. This increase in rental income was primarily due to our Acquisitions Since January 1, 2015, which resulted in an increase in rental income of $22.8 million for the nine months ended September 30, 2016. This increase in rental income was partially offset by a decrease in our Nine Month Same Store rental income of $1.7 million, primarily due to certain lease terminations at The Shops at West End and Tiffany Springs MarketCenter. The percentage of rentable square feet leased at The Shops at West End decreased from 92.6% as of January 1, 2015 to 82.5% as of September 30, 2016. The percentage of rentable square feet leased at Tiffany Springs MarketCenter decreased from 89.4% as of January 1, 2015 to 76.1% as of September 30, 2016.
Operating Expense Reimbursements
Operating expense reimbursements from tenants increased $6.4 million to $22.7 million for the nine months ended September 30, 2016, compared to $16.3 million for the nine months ended September 30, 2015. This increase in operating expense reimbursements was primarily due to our Acquisitions Since January 1, 2015, which resulted in a $5.7 million increase for the nine months ended September 30, 2016. In addition, Nine Month Same Store operating expense reimbursements increased $0.7 million for the nine months ended September 30, 2016. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent.
Asset Management Fees to Related Party
Asset management fees to related party increased $3.5 million to $6.7 million for the nine months ended September 30, 2016, compared to $3.2 million for the nine months ended September 30, 2015. This increase is partially due to our Acquisitions Since January 1, 2015, as the amount of asset management fees to related party is based on the cost of our assets. In addition, there were no asset management fees to related party during the three months ended March 31, 2015, as we caused the OP to issue to the Advisor performance-based restricted partnership units of the OP ("Class B Units") in lieu of asset management fees prior to April 1, 2015. See Note 11 — Related Party Transactions and Arrangements for more information on fees payable to our Advisor pursuant to the advisory agreement.
Property Operating Expenses
Property operating expenses increased $7.5 million to $31.2 million for the nine months ended September 30, 2016, compared to $23.7 million for the nine months ended September 30, 2015. This increase in property operating expenses was primarily due to our Acquisitions Since January 1, 2015, which resulted in a $7.2 million increase for the nine months ended September 30, 2016. In addition, Nine Month Same Store property operating expenses increased by $0.3 million, which primarily related to an increase in real estate taxes, partially offset by rent receivables written off during the nine months ended September 30, 2015 in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. Property operating expenses primarily relate to the costs associated with maintaining our properties, including property management fees incurred from Lincoln, real estate taxes, utilities, and repairs and maintenance.

Impairment Charges
We incurred $4.4 million of impairment charges during the nine months ended September 30, 2015. These charges related to the write-off of intangible assets in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End. No impairment charges were incurred during the nine months ended September 30, 2016.
Fair Value Adjustment to Contingent Purchase Price Consideration
During the nine months ended September 30, 2016, we recorded a $1.8 million fair value adjustment related to previously unrecognized contingent purchase price consideration in connection with the acquisition of Harlingen Corners. During the nine months ended September 30, 2015, we recorded a $13.8 million fair value adjustment to contingent purchase price consideration in connection with an unsuccessful contractual arrangement associated with the acquisition of The Shops at West End.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased $7.1 million to $2.5 million for the nine months ended September 30, 2016, compared to $9.6 million for the nine months ended September 30, 2015. Acquisition and transaction related expenses for the nine months ended September 30, 2016 were primarily due to costs incurred in connection with the pending Mergers. These costs include fees to the special committee of the board of directors for their review of the Mergers, as well as fees to the special committee's financial advisor and legal counsel. Acquisition and transaction related expenses for the nine months ended September 30, 2015 primarily related to our acquisition of 15 properties with an aggregate base purchase price of $481.6 million.
General and Administrative Expenses
General and administrative expenses increased $1.2 million to $7.3 million for the nine months ended September 30, 2016, compared to $6.1 million for the nine months ended September 30, 2015. This was primarily due to an increase in reimbursements of operational and administrative costs to our Advisor of $1.3 million, which the Advisor began requesting beginning in the third quarter of 2015, as well as an accrual of $0.8 million for settlement of a lawsuit during the nine months ended September 30, 2016. See Note 10 — Commitments and Contingencies for more information related to the lawsuit. These increases were partially offset by a decrease in legal fees of $0.7 million and a decrease in audit fees of $0.5 million.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $13.5 million to $47.5 million for the nine months ended September 30, 2016, compared to $34.0 million for the nine months ended September 30, 2015. This increase was primarily attributable to our Acquisitions Since January 1, 2015, which resulted in an increase in depreciation and amortization expenses of $14.0 million for the nine months ended September 30, 2016. This increase was partially offset by a decrease in our Nine Month Same Store depreciation and amortization expense of $0.5 million, which is primarily due to the accelerated amortization of certain in-place lease assets associated with tenant turnover during the nine months ended September 30, 2015. The base purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense increased $4.3 million to $9.6 million for the nine months ended September 30, 2016, compared to $5.3 million for the nine months ended September 30, 2015. This increase primarily related to an increase in our weighted-average mortgage notes payable outstanding as well our weighted-average borrowings on our Credit Facility. The following table presents the weighted-average balances of our fixed-rate debt and Credit Facility borrowings outstanding, associated interest expense and corresponding weighted-average interest rates for the nine months ended September 30, 2016 and 2015, as well as the amortization of deferred financing costs and mortgage premiums for such periods:

	Nine Months Ended September 30,
	2016			2015
(Dollar amounts in thousands)	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate	Weighted-Average Carrying Value	Interest Expense	Weighted-Average Interest Rate
Mortgage Notes Payable	$128,534	$4,592	4.76%	$95,301	$3,009	4.41%
Credit Facility	$304,000	4,207	1.81%	$61,200	1,023	1.54%
Amortization of deferred financing costs		1,529			1,429
Amortization of mortgage premiums		(741)			(116)
Interest Expense		$9,587			$5,345

Gain on Involuntary Conversion
During the nine months ended September 30, 2016, we recognized a gain on involuntary conversion of $0.2 million arising from insurance proceeds related to roof damage sustained at San Pedro Crossing as a result of a hailstorm. The gain recognized was measured as the difference between the insurance proceeds allocated to replacing the affected roofs and the net book value of the roofs that will be replaced.
Cash Flows for the Nine Months Ended September 30, 2016
Cash flows provided by operating activities of $41.7 million during the nine months ended September 30, 2016 primarily related to net loss adjusted for non-cash items of $41.1 million (net loss of $7.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets, fair value adjustment to contingent purchase price consideration, impairment charges, amortization of deferred costs, share-based compensation, the ineffective portion of derivative, bad debt expense and loss on disposition of land, partially offset by amortization of mortgage premium and accretion of net below-market lease liability, totaling $48.3 million) and an increase in accounts payable and accrued expenses of $7.1 million. Operating cash flows were partially offset by an increase in prepaid expenses and other assets of $5.8 million and an increase in restricted cash of $0.6 million.
Net cash used in investing activities during the nine months ended September 30, 2016 of $5.6 million included $6.4 million related to capital expenditures. Investing cash outflows were partially offset by proceeds from the disposition of land of $0.5 million and $0.3 million related to restricted cash released for capital expenditures.
Net cash used in financing activities during the nine months ended September 30, 2016 of $31.0 million primarily related to cash distributions of $25.2 million, common stock repurchases based on requests made during 2015 and completed during the first quarter of 2016 of $5.1 million and principal payments on our mortgage notes of $0.8 million.
Cash Flows for the Nine Months Ended September 30, 2015
Cash flows provided by operating activities of $23.7 million during the nine months ended September 30, 2015 primarily related to net loss adjusted for non-cash items of $23.4 million (net loss of $1.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, impairment charges, amortization of deferred costs, share-based compensation, the ineffective portion of derivative and bad debt expense, partially offset by fair value adjustment to contingent purchase price consideration, amortization of mortgage premium and accretion of net below-market lease liability, totaling $24.5 million), an increase in accounts payable and accrued expenses of $12.4 million and an increase in deferred rent and other liabilities of $1.6 million. Operating cash flows were partially offset by an increase in restricted cash of $1.4 million and an increase in prepaid expenses and other assets of $12.3 million.
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
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $45.2 million. In the normal course of business, our principal demands for funds will continue to be for capital expenditures, the payment of operating expenses, distributions to our stockholders and the payment of principal and interest on our outstanding indebtedness.
We expect to meet our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our current property operations and proceeds from our Credit Facility. We have historically generated some of our working capital by issuing shares through the DRIP. The DRIP was suspended on August 30, 2016. Management expects that in the future, as we continue to optimize our portfolio and leasing activity at our properties, cash flows from our properties will be sufficient to fund operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from public and private offerings and proceeds from the sale of properties. Generally, capital needs for property acquisitions have been funded with the net proceeds received from our IPO, proceeds from secured financings and proceeds from our Credit Facility.

Availability of borrowings under our Credit Facility for any period is based on the lower of (i) 60% of the asset value pool of eligible unencumbered real estate assets that comprises our borrowing base, (ii) the amount that would cause the debt service coverage ratio of the borrowing base for the last four fiscal quarters to exceed 1.5 times, and (iii) the aggregate commitments under the Credit Facility, which allow for up to $325.0 million in borrowings with a $25.0 million swingline subfacility and a $20.0 million letter of credit subfacility, subject to certain conditions. Through an uncommitted “accordion feature,” the OP may increase commitments under the Credit Facility to up to $575.0 million under certain circumstances and to the extent agreed to by our lenders. As of September 30, 2016, our unused borrowing capacity was $12.7 million, based on the aggregate commitments under the Credit Facility. As of September 30, 2016 and December 31, 2015, we had $304.0 million outstanding under the Credit Facility.
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
As of September 30, 2016, our leverage ratio (total debt divided by total assets) approximated 34.7%.
Our board of directors adopted a share repurchase program (as amended and restated, the "SRP") that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we, subject to certain conditions, could repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available. On September 6, 2016, in contemplation of the Mergers, the board of directors determined to suspend the SRP, effective September 8, 2016. During the nine months ended September 30, 2016, 3.1 million shares were requested for repurchase and were not fulfilled. Due to the suspension of the SRP, these shares will not be considered for repurchase. See Note 9 — Common Stock for more information on terms and conditions of the SRP.
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

We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures, if any, are calculated to reflect FFO on the same basis. We also adjust FFO to eliminate gains on involuntary conversion as, for the purposes of calculating FFO, we consider such gains to be similar to gains or losses from sales of property and real estate related impairments.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
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
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition fees and expenses, amounts relating to deferred rent receivables and accretion of market lease and other intangibles, net (in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), contingent purchase price consideration, accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. In calculating MFFO, we also exclude transaction-related fees and expenses (which include costs associated with the Mergers), as they are not related to our property operations.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.
Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant and accurate measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

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
The below table reflects the items deducted from or added to net loss in our calculation of FFO and MFFO for the periods presented:

	Three Months Ended			Nine Months Ended September 30, 2016
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016
Net loss (in accordance with GAAP)	$(2,979)	$(1,214)	$(2,986)	$(7,179)
Loss on disposition of land	4	—	—	4
Gain on involuntary conversion	—	—	(193)	(193)
Depreciation and amortization	16,092	16,259	15,137	47,488
FFO	13,117	15,045	11,958	40,120
Acquisition and transaction related fees and expenses	63	399	2,064	2,526
Amortization of mortgage premiums	(247)	(246)	(248)	(741)
Accretion of market lease and other intangibles, net	(759)	(727)	(908)	(2,394)
Mark-to-market adjustments	3	—	(2)	1
Straight-line rent	(603)	(569)	(567)	(1,739)
Fair value adjustment to contingent purchase price consideration	1,784	—	—	1,784
MFFO	$13,358	$13,902	$12,297	$39,557
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
During the nine months ended September 30, 2016, distributions paid to common stockholders totaled $47.2 million, inclusive of $22.0 million of distributions that were reinvested in additional shares of our common stock through our DRIP. During the nine months ended September 30, 2016, cash used to pay distributions was generated from cash flows from operations and proceeds received from common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period indicated:

	Three Months Ended						Nine Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		September 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions	$15,505		$15,779		$15,923		$47,207

Source of distribution coverage:
Cash flows provided by operations	$12,028	77.6%	$7,524	47.7%	$10,637	66.8%	$30,189	64.0%
Proceeds from common stock issued through the DRIP	3,477	22.4%	8,255	52.3%	5,286	33.2%	17,018	36.0%
Total source of distribution coverage	$15,505	100.0%	$15,779	100.0%	$15,923	100.0%	$47,207	100.0%

Cash flows provided by operations (GAAP basis)	$13,613		$13,511		$14,625		$41,749
Net loss (in accordance with GAAP)	$(2,979)		$(1,214)		$(2,986)		$(7,179)
For the nine months ended September 30, 2016, cash flows provided by operations were $41.7 million. As shown in the table above, we funded distributions with cash flows provided by operations and proceeds received from common stock issued under the DRIP.
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
If we do not generate sufficient cash flows from our operations, we expect to use a portion of our cash on hand to pay distributions. Historically, we have used proceeds received from common stock issued under the DRIP to fund a portion of our distributions. The DRIP was suspended on August 30, 2016. If these sources are insufficient, we may use other sources, such as from borrowings, advances from our Advisor, and our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, as to which it has no obligation, to fund distributions.
To the extent we pay distributions in excess of cash flows provided by operations, our stockholders' investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO and our cash flows from operations.
Loan Obligations
The payment terms of certain of our mortgage loan obligations require principal and interest payments monthly, with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2016, we were in compliance with the financial covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate. As of September 30, 2016, our leverage ratio (total debt divided by total assets) was 34.7%.

Contractual Obligations
The following table reflects contractual debt obligations under our mortgage notes payable and Credit Facility as well as minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2016:

		October 1, 2016 to December 31, 2016	Years Ended December 31,
(In thousands)	Total		2017-2018	2019-2020	Thereafter
Principal on gross mortgage notes payable	$128,121	$289	$65,224	$40,931	$21,677
Interest on mortgage notes payable	22,581	1,519	10,972	6,721	3,369
Credit Facility	304,000	—	304,000	—	—
Interest on Credit Facility	12,622	1,465	11,157	—	—
Ground lease rental payments due	11,622	127	1,038	1,081	9,376
	$478,946	$3,400	$392,391	$48,733	$34,422
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
Related-Party Transactions and Agreements
Please see Note 11 — Related Party Transactions and Arrangements of the accompanying consolidated financial statements.
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

As of September 30, 2016, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $132.1 million and a fair value of $134.8 million. Changes in market interest rates on our fixed-rate debt impacts its fair value, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.5 million.
As of September 30, 2016, our variable-rate debt consisted of our Credit Facility, which had a carrying and fair value of $304.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels with all other variables held constant. A 100 basis point increase or decrease in variable rates on our variable-rate Credit Facility would increase or decrease our interest expense by $3.0 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of September 30, 2016 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading "Litigation and Regulatory Matters" in Note 10 — Commitments and Contingencies to our consolidated financial statements is incorporated by reference into this Part II, Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Mergers and related transactions are subject to certain conditions, including approval by stockholders of the Company, which if not satisfied or waived, would adversely impact AFIN’s ability to complete the transactions.
The Mergers are subject to certain conditions, including, among other things (a) the approval of the Merger by the Company’s stockholders, (b) the approval of the certain amendments to the Company’s charter by the Company’s stockholders, (c) the approval of the Merger and the issuance of AFIN common stock to the Company’s stockholders by the AFIN stockholders, (d) the accuracy of the other parties’ representations and warranties and compliance with covenants, subject in each case to materiality standards and (e) certain other conditions. There can be no assurance these conditions will be satisfied or waived, if permitted or the occurrence of any effect, event, development or change will not transpire. If these conditions are not satisfied or waived by March 6, 2017 (or April 21, 2017, if the joint proxy statement/prospectus is not declared effective before January 6, 2017), the Mergers may not be completed. Therefore, there can be no assurance with respect to the timing of the closing of the Mergers or whether the Mergers will be completed.
The Company’s stockholders’ percentage interest will be diluted by the Mergers.
The Mergers will result in the Company’s stockholders having an ownership interest in AFIN that is smaller than their current interest in the Company. The Company’s stockholders are expected to hold approximately 37% of the combined company’s common stock outstanding immediately after the Mergers. Consequently, the Company’s stockholders, as a general matter, will have less influence over the management and policies of AFIN after the Mergers than they did immediately prior to the Mergers and will own a reduced percentage of the economic interests in the combined company.
If the Mergers do not occur, the Company may incur payment obligations to AFIN.
If the Merger Agreement is terminated under certain circumstances, including following a breach by the non-terminating party or a change in recommendation of the non-terminating party, the Company may be required to pay to AFIN a termination fee equal to $25.6 million. Payment of this fee may have an adverse impact on the liquidity and capital resources of the Company.
Failure to complete the Mergers could negatively impact the future business and financial results of the Company.
If the Mergers are not completed, the ongoing businesses of the Company could be adversely affected and the Company will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•	having to divert management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers; and

•	failing to realize the expected benefits of the Mergers.
The pendency of the Mergers could adversely affect the Company’s business and operations.
In connection with the pending Mergers, some tenants or vendors of the Company may delay or defer decisions because of uncertainty concerning the outcome of the Mergers, which could negatively impact the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Mergers are completed. In addition, due to operating covenants in the Merger Agreement, the Company may be unable, during the pendency of the Mergers, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if these actions would prove beneficial.

The Merger Agreement contains provisions that could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
Except for a 45 day go-shop period that expired on October 21, 2016, the Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of the Company. In addition, under specified circumstances, including following a breach by the non-terminating party or a change in recommendation of the non-terminating party, the Company may be required to pay to AFIN a termination fee.
These provisions could discourage a potential acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or value than the value proposed to be received or realized in the Merger with AFIN, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement that may become payable in certain circumstances.
The Merger Agreement contains provisions that grant the Company’s board of directors and AFIN’s board of directors a general ability to terminate the Merger Agreement based on the exercise of the directors’ duties.
Either the Company or AFIN may terminate the Merger Agreement, subject to the terms thereof, in response to a material event, circumstance, change or development that was not known to the applicable entity’s board of directors prior to signing the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which event or circumstance, or any material consequence thereof, becomes known to the applicable entity’s board of directors prior to the effective time of the Mergers if the applicable entity’s board of directors determines in good faith, after consultation with outside legal counsel, that failure to change its recommendation with respect to the Mergers (and to terminate the Merger Agreement) would be inconsistent with the directors’ duties under applicable law. If the Mergers are not completed, the Company’s ongoing business could be adversely affected.
There may be unexpected delays in completing the Mergers, which could impact the ability to timely achieve the benefits associated with the Mergers.
The Merger Agreement grants either the Company or AFIN the right to terminate the Merger Agreement if the Mergers have not occurred by March 6, 2017 (or April 21, 2017, if the joint proxy statement/prospectus is not declared effective before January 6, 2017). Certain events may delay the closing of the Mergers. Some of the events that could delay the closing of the Mergers include difficulties in obtaining the approval of AFIN stockholders or the Company’s stockholders or satisfying the other closing conditions to which the Mergers are subject.
The current lack of liquidity for shares of AFIN common stock and the Company’s common stock could adversely affect the market price of AFIN’s common stock upon listing following the Mergers.
Stockholders of AFIN and the Company have held shares with no trading market and therefore any stockholders wishing to exit their investment have not had the opportunity to do so. The AFIN common stock to be issued in the Mergers is approved for listing but will not be listed at closing. There can be no assurance as to whether the shares of AFIN common stock will be listed. Once the AFIN common stock is listed on the New York Stock Exchange or another exchange, these stockholders will have the ability to sell their shares of AFIN common stock. Sales of substantial amounts of shares of AFIN common stock, or the perception that such sales might occur could result in downward pressure on the price of AFIN common stock. There can be no assurance that the trading price of AFIN common stock will equal or exceed AFIN’s published estimated per share net asset value as of December 31, 2015 of $24.17.
The combined company will have additional indebtedness following the Mergers and may need to incur more in the future.
The combined company will have more indebtedness than the Company following completion of the Mergers. In addition, AFIN may incur additional indebtedness in the future. The amount of this indebtedness could have material adverse consequences for the combined company, including:

•	hindering AFIN’s ability to adjust to changing market, industry or economic conditions;

•	limiting AFIN’s ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions;

•	limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; and

•	making the combined company more vulnerable to economic or industry downturns, including interest rate increases.
In addition, the bridge loan facility or any additional indebtedness incurred could contain covenants which limit AFIN’s ability to incur secured and unsecured debt, sell assets, make restricted payments (including dividends to its stockholders), engage in mergers and consolidations and take certain other actions.

Moreover, to respond to competitive challenges, the combined company may be required to raise additional capital to execute its business strategy. AFIN’s ability to arrange additional financing will depend on, among other factors, AFIN’s financial position and performance, as well as prevailing market conditions and other factors beyond AFIN’s control.
The Company and AFIN expect to incur substantial expenses related to the Mergers and may be unable to realize the anticipated benefits of the Mergers or do so within the anticipated timeframe.
The Company and AFIN expect to incur substantial expenses in connection with completing the Mergers, including fees to the financial advisors to the special committees of the Company and AFIN and expenses relating to accounting and legal fees and cost reimbursements. There are a number of factors beyond the Company’s and AFIN’s control that could affect the total amount or the timing of these transaction expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve following the completion of the Mergers.
The Mergers involve the combination of two companies that currently operate as independent public companies. Even though the companies are operationally similar, management of the combined company will be required to devote attention and resources to integrating the properties and operations of the Company and AFIN. There is no assurance that the combined company will achieve the anticipated benefits of the Mergers, including G&A synergies and eliminating duplicative costs and functions.
After the Mergers are completed, the Company’s stockholders who receive AFIN common stock in the Mergers will have different rights that may be less favorable than their current rights as the Company’s stockholders.
After completing the Mergers, the Company’s stockholders will have different rights than they currently have as the Company’s stockholders. For example, the Company’s bylaws require the approval of holders of a majority of the shares of stock of the Company entitled to vote who are present in person or by proxy at a meeting at which a quorum is present to elect a director, whereas a plurality of all the votes cast at a meeting at which a quorum is present is sufficient to elect a director under AFIN’s bylaws. Also, a special meeting of the Company may be called by the Company’s stockholders holding at least 10% of the votes entitled to be cast, whereas a special meeting of AFIN may be called by AFIN stockholders holding at least a majority of the votes entitled to be cast.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
There may be lawsuits filed challenging the Mergers, which could, among other things, result in the Company incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Further, an injunction could be issued, prohibiting the parties from completing the Mergers on the agreed-upon terms in the expected time frame, or may prevent it from being completed altogether. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the Company’s business.
Counterparties to certain significant agreements with the Company have consent rights that may be triggered in connection with the Mergers.
Certain of the Company’s debt obligations, aggregating $432.1 million, give the counterparty certain rights, including consent rights, in connection with “change in control” transactions. Under these agreements, the Mergers constitute a “change in control” and, therefore, the counterparty may assert its rights in connection with the Mergers. These consents have not yet been received. AFIN has obtained a commitment for a $360.0 million bridge loan facility, which, subject to entering into a loan agreement, may be drawn, in addition to cash on hand, to repay such loans if the change in control provisions are invoked at or subsequent to the Mergers closing. The Company and AFIN are endeavoring to have the change in control provisions waived, however, these waivers are outside of their control. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. While AFIN has a commitment for a bridge loan facility and requires the financing under the bridge loan facility to repay certain indebtedness, the closing of the Mergers are not conditioned on closing of the bridge loan facility and there can be no assurance that the bridge loan facility will close. If consent is not obtained and such loans are not prepaid out of the proceeds of the bridge loan facility or otherwise, the failure to obtain consent under one agreement may be a default under agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.
The combined company may incur adverse tax consequences if the Company fails to qualify as a REIT for U.S. federal income tax purposes.
If the Company fails to qualify as a REIT for U.S. federal income tax purposes and the Mergers are completed, AFIN may inherit significant tax liabilities and could lose its REIT status should disqualifying activities continue after the Mergers.

If the Mergers fail to qualify as a reorganization under the Code, there will be adverse tax consequences.
The parties intend that the Mergers will be treated as a reorganization within the meaning of Section 368(a) of the Code, and it is a condition to the obligations of both the Company and AFIN to complete the Mergers that they each receive an opinion from Proskauer Rose LLP to that effect. This tax opinion will be based on factual representations made by the Company and AFIN, and on customary assumptions. This tax opinion represents the legal judgment of outside counsel to the Company and AFIN and is not binding on the IRS.
If the Mergers were to fail to qualify as a reorganization, then a stockholder of the Company generally would recognize gain or loss, as applicable, equal to the difference between (1) the sum of the amount of cash received (including cash received in lieu of a fractional AFIN common share) and the fair market value of the AFIN common shares received in the Mergers (determined at the effective time of the Mergers) and (2) the stockholder’s adjusted tax basis in the Company’s shares deemed surrendered in the Mergers. Moreover, the Company would be treated as selling, in a taxable transaction, all of its assets to AFIN, with the result that the Company would generally recognize gain or loss on the deemed transfer of its assets to AFIN and, unless the Company has made distributions (which would be deemed to include for this purpose the cash and fair market value of the AFIN common shares issued pursuant to the Mergers) to the Company’s stockholders in an amount at least equal to the net income or gain on the deemed sale of its assets to AFIN, the Company could incur a significant current tax liability, for which, as a result of the Mergers, AFIN would be liable.
Following the Mergers, the combined company may be unable to integrate the businesses of the Company and AFIN successfully and realize the anticipated economies of scale and other benefits of the Mergers or do so within the anticipated timeframe.
The Mergers involve the combination of two public companies that currently operate independently of one another. The combined company is expected to benefit by eliminating duplicative costs associated with operating a public reporting company. However, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and AFIN. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of the Company and AFIN in a manner that permits the combined company to achieve the cost savings anticipated to result from the Merger, including the anticipated $10.9 million of annual savings in 2017;

•	the complexities of combining two companies with different property types and tenant bases;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers; or

•	performance shortfalls as a result of diverting management’s time and attention to integrating each company’s operations.
Each of these may result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all. In addition, the integration process could distract management’s focus, disrupting the combined company’s ongoing business, which could, among other things, adversely affect the ability of the combined company to maintain relationships with tenants and vendors or to achieve the anticipated benefits of the Mergers.
The aggregate value of the combined company’s common stock may be lower than the combined aggregate value of the Company and AFIN on a standalone basis.
The value of the combined company’s common stock may be lower than the combined aggregate value of the Company and AFIN on a standalone basis as a result of the Mergers if the combined company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by the management of AFIN and AFIN’s advisor (“AFIN Management”), or if the effect of the Mergers on AFIN’s financial results is not consistent with the expectations of AFIN Management.
In addition, following the effective time of the Mergers, AFIN stockholders and former stockholders of the Company will own interests in a combined company operating an expanded business with a different mix of properties, risks and liabilities. Either or both of the Company’s and AFIN’s portfolios may have a lower value as part of a diversified company than they would on a standalone basis. There can be no assurance that the trading price of AFIN common stock will equal or exceed AFIN’s published estimated per share net asset value as of December 31, 2015 of $24.17.

There is no assurance that AFIN will continue paying distributions at the current rate or at all.
There is no assurance that AFIN will be able to continue paying monthly distributions in the same per share amount, if at all, following the Mergers. Cash available for distributions may vary substantially from estimates for a number of reasons including:

•
as a result of the Mergers and the issuance of shares of AFIN common stock in connection with the Mergers, the total amount of cash required for AFIN to pay distributions at its current rate will increase;

•	changes in AFIN’s cash requirements, capital spending plans, cash flow or financial position;

•
rents from properties may decrease as a result of lease expirations, rent delinquencies or other factors, and future acquisitions of properties, real estate-related debt or real estate-related securities may produce less cash available for distribution than expected;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of AFIN’s board of directors, which reserves the right to change AFIN’s distribution practices at any time and for any reason; and

•	AFIN may desire to retain cash to maintain or improve its credit ratings.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded portfolio and operations following the Mergers.
Following the Mergers, the combined company will have an expanded portfolio with new property types and operations and is expected to continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. The combined company cannot assure that its expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
If AFIN internalizes its management functions, AFIN may be unable to obtain key personnel, and AFIN’s ability to achieve its investment objectives could be delayed or hindered.
AFIN may terminate its agreement with AFIN’s advisor and decide to become self-managed after January 1, 2018, according to the terms of AFIN’s amended advisory agreement. If AFIN internalizes its management functions, certain key employees of AFIN’s advisor may not become employees of AFIN but may instead remain employees of AFIN’s advisor or its affiliates. An inability to hire certain key employees of AFIN’s advisor could result in AFIN incurring costs and suffering deficiencies in AFIN’s disclosure controls and procedures or AFIN’s internal control over financial reporting. An inability to manage an internalization effectively could, among other things, divert management’s attention from most effectively managing AFIN’s investments. Additionally, if AFIN internalizes its management functions, AFIN could have difficulty integrating these functions. Currently, the officers of AFIN’s advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. In addition, there is no agreement between AFIN and either AFIN’s advisor or employees of AFIN’s advisor that provides that such personnel will become employees of AFIN if AFIN internalizes its management functions. AFIN may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity and may have to hire officers that are not familiar with AFIN or its investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
On July 28, 2016, we issued 6,000 shares of restricted stock that vest over a period of five years to our independent directors, pursuant to our employee and director incentive restricted share plan. No selling commissions or other consideration will be paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Issuer Purchases of Equity Securities
Our board of directors adopted the SRP that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we, subject to certain conditions, could repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available. On September 6, 2016, in contemplation of the Merger, the board of directors determined to suspend the SRP, effective September 8, 2016.

The following table summarizes the repurchases of shares under the SRP cumulatively through September 30, 2016:

	Number of Shares Repurchased	Weighted-Average Price per Share
Cumulative repurchase requests as of December 31, 2015	1,355,162	$9.48
Nine months ended September 30, 2016	2,500	10.00
Cumulative repurchases as of September 30, 2016	1,357,662	$9.48
During the nine months ended September 30, 2016, 3.1 million shares were requested for repurchase and were not fulfilled. The SRP was suspended effective as of September 8, 2016.
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
Katie P. Kurtz
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2016

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 (1)
Agreement and Plan of Merger, dated as of September 6, 2016, among American Finance Trust, Inc., American Finance Operating Partnership, L.P., Genie Acquisition, LLC, American Realty Capital — Retail Centers of America, Inc. and American Realty Capital Retail Operating Partnership, L.P.

3.1 (1)	Amended and Restated Bylaws of the Company
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2016.